Form 10-Q
period 1997-09-30
T&W FINANCIAL CORP
filed 1997-11-14
CIK 1041077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

                                       OR

       [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                            -------------------------

                        COMMISSION FILE NUMBER 000-23013

                   T & W FINANCIAL CORPORATION (Exact name of
                     registrant as specified in its charter)

                   WASHINGTON                               91-1844249
        -------------------------------                 -------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

6416 PACIFIC HIGHWAY EAST, TACOMA, WASHINGTON                     98424
---------------------------------------------                   ----------
  (Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (253) 922-5164


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, 2) has been subject to such filing
requirements for the past 90 days. Yes [ ]      No [X]

The number of shares of common stock outstanding November 14, 1997 was 8,000,000.

--------------------------------------------------------------------------------

                           T & W FINANCIAL CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

Part I.  Financial Information

         Item 1. Financial Statements                                                  Page
                                                                                       ----
         a)      Income Statements
                 for the Three and Nine Months Ended September 30, 1996 and 1997         1

         b)      Balance Sheets
                 as of September 30, 1997 and December 31, 1996                          2

         c)      Cash Flows Statements
                 for the Nine Months Ended September 30, 1996 and 1997                   3

         d)      Notes to Financial Statements                                           4


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                     8

Part II. Other Information

         Item 2. Use of Proceeds                                                        17

         Item 6. Exhibits and Reports on Form 8-K                                       18

Signatures                                                                              20

                          Part I. Financial Information

Item 1.

                    T&W FINANCIAL CORPORATION AND AFFILIATES
                          COMBINED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                   -------         -------         --------         --------
                                                    1997            1996             1997             1996
                                                   -------         -------         --------         --------
Revenues:
  Lease contract revenue ..................        $ 3,514         $ 4,650         $ 10,812         $ 11,594
  Gain on sale of leases ..................          4,492              --            7,940               --
  Fee income ..............................            288             392              422            1,491
  Servicing and other income ..............            168              52              906              569
                                                   -------         -------         --------         --------
      Total Revenues ......................          8,462           5,094           20,080           13,654
                                                   -------         -------         --------         --------

Expenses:
  Interest expense ........................          1,912           1,663            5,638            4,574
  Compensation and related expenses .......          1,254             608            3,240            1,913
  Amortization of initial direct costs ....            558             732            1,780            1,586
  Provision for credit losses .............            372             237              774              582
  Other general and administrative expenses            765             397            1,838            1,154
                                                   -------         -------         --------         --------
      Total Expenses ......................          4,861           3,637           13,270            9,808
                                                   -------         -------         --------         --------
Net Income ................................        $ 3,601         $ 1,457         $  6,810         $  3,845
                                                   =======         =======         ========         ========

Pro Forma Amounts
  Income before minority interest and
    income taxes ..........................        $ 3,601         $ 1,457         $  6,810         $  3,845

  Minority interest .......................           (540)           (219)          (1,022)            (577)
                                                   -------         -------         --------         --------
  Income before income taxes ..............          3,061           1,238            5,788            3,268
  Provision for income taxes ..............         (1,102)           (446)          (2,084)          (1,176)
                                                   -------         -------         --------         --------
  Net income ..............................        $ 1,959         $   792         $  3,704         $  2,092
                                                   =======         =======         ========         ========

  Net income per share ....................        $   .34         $   .14         $    .64         $    .36

  Weighted average number of shares of
    Common Stock and Common Stock
    Equivalents Outstanding ...............          5,800           5,800            5,800            5,800





                             See accompanying notes.
                                     Page 1

                    T&W FINANCIAL CORPORATION AND AFFILIATES
                             COMBINED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                       September 30, 1997
                                                     -----------------------
                                                      Actual        ProForma   December 31, 1996
                                                     --------       --------   -----------------
                                                    (Unaudited)    (Unaudited      (Audited)
Cash and Cash Equivalents ....................       $  9,247       $  9,247       $  8,064

Net Investment in Leases .....................        105,978        105,978        135,087

Securitization Receivable, Net ...............         17,680         17,680             --

Intangible Assets, net .......................          2,265          2,265             --

Other Assets .................................          2,637          2,637          1,286
                                                     --------       --------       --------
        Total Assets .........................       $137,807       $137,807       $144,437
                                                     ========       ========       ========

Accounts Payable and Other Accrued Liabilities       $ 19,195       $ 19,195       $  5,634

Notes Payable - Recourse .....................         24,245         24,245         32,272

Notes Payable - Nonrecourse ..................         70,354         70,354         89,975

Security Deposits ............................          8,301          8,301          6,259

Pro Forma Deferred Income Tax ................             --          4,602             --
                                                     --------       --------       --------
        Total Liabilities ....................        122,095        126,697        134,140
                                                     --------       --------       --------

ProForma Minority Interest ...................             --          2,365             --

Commitments and Contingencies

Shareholders' Equity:
  Common stock and paid-in capital ...........          3,438          3,438          3,438
  Retained earnings ..........................         12,274          5,307          6,859
                                                     --------       --------       --------
        Total Shareholders' Equity ...........         15,712          8,745         10,297
                                                     --------       --------       --------

        Total Liabilities and Shareholders'
          Equity .............................       $137,807       $137,807       $144,437
                                                     ========       ========       ========





                             See accompanying notes.
                                     Page 2

                    T&W FINANCIAL CORPORATION AND AFFILIATES
                        COMBINED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                               ------------------------
                                                                 1997            1996
                                                               --------        --------
Net Income .............................................       $  6,810        $  3,845
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
      Amortization .....................................          1,780           1,586
      Provision for credit losses ......................            774             582
      Gain on sale of leases ...........................         (7,940)             --
Changes in assets and liabilities, exclusive of the
  effects of business combinations:
      Increase (decrease) in accounts payable and
        other accrued liabilities ......................         13,561           2,958
                                                               --------        --------
Net Cash Provided (Used) by Operating Activities .......         14,985           3,055
                                                               --------        --------

Cash Flows From Investing Activities
      New leases originated ............................        (96,400)        (59,670)
      Lease payments received, Net .....................         35,749          23,011
      Cash received in acquisition net of cash paid ....            191              --
                                                               --------        --------

Net Cash (Used) Provided by Investing Activities .......        (60,460)        (36,659)
                                                               --------        --------

Cash Flows From Financing Activities:
      Proceeds from sale of lease portfolio ............         73,953              --
      Proceeds from recourse and nonrecourse borrowings          37,242          48,979
      Payments on  recourse and nonrecourse borrowings .        (64,890)        (17,265)
      Net increase in security deposits ................          2,042           1,205
      Debt issue costs paid ............................           (294)            (80)
      Distributions to shareholders ....................         (1,395)         (2,418)
                                                               --------        --------

Net Cash Provided by Financing Activities ..............         46,658          30,421

Net Increase (Decrease) in Cash and Cash Equivalents ...          1,183          (3,183)
                                                               --------        --------

Cash and Cash Equivalents, beginning of period .........          8,064           4,323
                                                               --------        --------

Cash and Cash Equivalents, end of period ...............       $  9,247        $  1,140
                                                               ========        ========





                             See accompanying notes.
                                     Page 3

                          T & W FINANCIAL CORPORATION AND AFFILIATES
                            NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

T & W Financial Corporation, T & W Financial Services Company L.L.C. and special purpose entities (together, "SPEs" and individually, "SPE"), T & W Finance Corporation I through III and T & W Funding Company II and T & W Funding Company IV through VII, LLC (together, the "Company"), are affiliated companies. The Company's business operations consist primarily of writing leases on various types of capital equipment for commercial entities. The Company's operations extend throughout the United States, with no significant concentration in any region except the Pacific Northwest. The Company's headquarters are located in Tacoma, Washington.

The accompanying combined balance sheets and related interim combined statements of income, and cash flows are unaudited. In the opinion of management, all adjustments, which consist of only normal recurring items necessary for the fair presentation of these interim financial statements, have been included. Interim results are not necessarily indicative of the results expected for the full year. The information included in this Form 10-Q should be read in conjunction with the Company's Form S-1 Registration Statement (Registration No. 333-34123) declared effective on November 3, 1997 by the Securities and Exchange Commission.

NOTE 2.  NET INVESTMENT IN LEASES

The Company's investments in leases have been pledged as collateral for certain notes payable. The investment in leases which are in SPEs and pledged as collateral for related debt are referred to herein as "securitized". The net investment in leases presented on a basis by type of borrowing for which the investment is pledged as collateral is summarized as follows (in thousands):

                                                        SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                                            (UNAUDITED)            (AUDITED)
Securitized -
Minimum lease payments receivable                            $  95,282             $ 106,279
Estimated residual value of leased equipment, net                9,098                 9,719
Unearned lease revenue                                         (17,530)              (19,683)
                                                             ---------             ---------
   Securitized, net                                             86,850                96,315
                                                             ---------             ---------
Not Securitized-
Minimum lease payments receivable                               19,339                41,807
Estimated residual value of leased equipment, net                1,911                 2,337
Unearned lease revenue                                          (4,195)               (8,576)
                                                             ---------             ---------
   Not Securitized, net                                         17,055                35,568
Allowance for Credit Losses                                     (1,030)               (1,323)
Initial Direct Costs, net                                        3,103                 4,527
                                                             ---------             ---------
   Net Investment in Leases                                  $ 105,978             $ 135,087
                                                             =========             =========

A summary of activity in the allowance for credit losses account is as follows (in thousands):

                                      NINE MONTHS ENDED      YEAR ENDED
                                      SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                      ------------------  -----------------
                                         (UNAUDITED)          (AUDITED)
BALANCE, beginning of period               $ 1,323             $   889
Provision for credit losses                    774               1,137
Charge-offs                                   (248)             (1,691)
Recoveries                                      47                 988
                                           -------             -------
Net Charge-offs                                201                (703)
                                           -------             -------
Decrease related to leases sold               (866)                 --
                                           -------             -------
BALANCE, end of period                     $ 1,030             $ 1,323
                                           =======             =======

NOTE 3.  NOTES PAYABLE - RECOURSE

Notes payable and lines of credit borrowings for which the lender has recourse against the Company are secured by guarantees of senior management, besides the underlying pledged leases, and are summarized as follows (in thousands):

                                                   SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                   ------------------  -----------------
                                                       (UNAUDITED)         (AUDITED)
Payable to bank drawn on a $15 million credit            $ 3,819            $14,996
    line, interest payable monthly at 2.0%
    above the 30 day LIBOR rate, due May 1998
Payable to bank drawn on a $25 million credit            $13,128            $15,000
    line (reduced to $10 million in February
    1997), interest payable monthly at the
    annual Eurodollar rate, due October 1998
Payable to bank drawn on a $5 million credit               1,048              1,526
    line, interest payable monthly at 2.0%
    above LIBOR, due July 1998
Payable to affiliate, interest payable                     1,500                750
    monthly at 2.0% above LIBOR, due May and
    July 1998
Acquisition notes payable, interest at 8%,                 4,750                 --
    $750,000 due October 1998 with remaining
    principal and interest due quarterly to
    2007, net of imputed interest discount
    of $255,000
          Total Notes Payable-Recourse                   $24,245            $32,272
                                                         -------            -------


NOTE 4.  SECURITIZATIONS

On September 30, 1997 the Company entered into a one-year, revolving credit, $74 million privately placed securitization facility and in connection therewith, SPE's were formed to issue lease-backed notes. Pursuant to terms of the facility, the Company sells and transfers pool of leases to the first SPE, which then sells and transfers rights and pledges an interest in the leased equipment to a second SPE. The Company retains servicing rights for which it receives monthly servicing fee income. In September 1997, the Company received proceeds from this facility of approximately $49 million and accounted for such transaction for financial reporting purposes as a sale of the lease interests.

NOTE 5.  SUBSEQUENT EVENTS

The Company completed its initial public offering on November 7, 1997, at which time the Company sold 2.2 million shares of common stock (excluding the Underwriters' over-allotment), at $16.00 per share, raising net cash proceeds of approximately $32.7 million to the Company.

T & W Financial Services Company L.L.C. was recently organized for the purpose of succeeding to the business of the Company following its initial public offering. In connection with the initial public offering, substantially all of the assets and liabilities of the SPEs were effectively transferred to and assumed by T & W Financial Services Company L.L.C., and all of the employees of such entities (excluding the executive officers of T & W Financial Corporation) became employees of T & W Financial Services Company L.L.C. (the "Restructuring"). As a result of the Restructuring, which was effective on November 7, 1997, T & W Financial Services Company L.L.C. conducts all of the Company's leasing operations and business. T & W Financial Corporation is the manager of, and owns an 85% membership interest in, T & W Financial Services Company L.L.C. An affiliate of the Company owned by the executive officers of T & W Financial Corporation owns the remaining 15% membership interest in T & W Financial Services Company L.L.C.

NOTE 6.  PENDING ACQUISITION

The Company signed a definitive purchase and sale agreement on November 12, 1997 for the acquisition of a portfolio of (i) loans financing equipment used in the funeral home industry, and (ii) secured inventory loans to dealers for such equipment. Based upon asset balances at September 30, 1997, the Company anticipates that the purchase price for such portfolio will be approximately $60 million. The final purchase price will be calculated based upon actual asset balances on the closing date, which is currently anticipated to be December 1, 1997, subject to final due diligence. The Company anticipates funding the acquisition, if consummated, primarily through securitization of most of the acquired assets, supplemented by approximately $1.0 million of the net proceeds from the Company's initial public offering and other internally generated funds.

NOTE 7.  PRO FORMA

The accompanying unaudited September 30, 1997 pro forma combined balance sheet information is presented on a basis giving effect to a 15% minority interest and estimated deferred income tax liabilities, both of which will be determined and recorded as of the effective date of the Restructuring and will decrease shareholders' equity and increase minority interest and deferred tax liabilities. Deferred income taxes to be recorded in connection with the conversion of the Company to a tax paying entity relate to temporary differences arising from accounting for leases as (i) direct financing for financial reporting purposes and as "true leases" or operating leases for tax purposes, and (ii) sale transactions for financial reporting purposes versus debt or borrowing transactions for income tax purposes, both differences initially resulting in a net deferral of income for income tax purposes.

The accompanying unaudited pro forma combined statements of income information is presented on a basis giving effect to establishment of a 15% minority interest and conversion from an affiliated group of passthrough entities to a taxable corporate entity, as if such transactions and events had occurred as of the beginning of the periods presented. The pro forma tax provision excludes the effect of recognizing the deferred tax liability upon change in tax status, which will be reported as a component of the income tax provision. Pro forma income per share is determined on a basis of 5.8 million shares outstanding, the actual number of shares to be outstanding immediately prior to the closing of the offering.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Forward-looking statements are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "seeks", "estimates", and similar expressions are intended to identify forward-looking statements. As discussed in the Company's registration statement referenced above, there are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements.

OVERVIEW

     The leases that the Company originates are "direct financing" leases in that they transfer substantially all of the benefits and risks of equipment ownership to the lessee. A lease is classified as a direct financing lease for accounting purposes if the collection of the minimum lease payments is reasonably predictable, no significant uncertainties exist relating to non-reimbursable costs yet to be incurred by the lessor under the lease and the lease meets one of the following criteria: (i) ownership of the property is transferred to the lessee at the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the term of the lease is at least equal to 75% of the estimated economic life of the leased equipment; or (iv) the present value of the minimum lease payments is at least equal to 90% of the fair value of the leased equipment at the inception of the lease. Since the Company's leases are classified as direct financing leases, the Company records total lease rentals, estimated residual values and initial direct costs as the gross investment in the lease. The difference between the gross investment in the lease and the cost of the leased equipment (including initial direct costs) is recorded as "unearned income". Lease contract income is recognized over the term of the lease by amortizing the unearned income using the interest method. For income tax purposes, the Company treats its leases as "true" leases or operating leases which, through depreciation deductions related to the leased equipment, generate tax benefits for the Company and its affiliates.

     The Company finances a majority of its lease originations utilizing securitizations. The Company has utilized several structures in its securitizations, each designed to reduce the Company's cost of capital or improve upon existing financing terms. Prior to 1997, the Company's securitizations, which did not transfer control of the leases, were recorded as financings for financial reporting purposes. Beginning in 1997, the Company's securitizations qualified as sales for financial reporting purposes in accordance with the new accounting standard for the transfer of financial assets, SFAS No. 125, as control of the leases was transferred to an unrelated party. Accordingly, gain on sale of leases was recognized beginning in 1997. The Company's February 1997 securitization structure was a commercial paper based conduit facility in which the Company contributed its leases (including related residuals) to a special purpose limited liability entity. Such entity sold the leases to an owner trust and the owner trust then sold certificates backed by the leases to an unaffiliated special purpose corporate entity which administers a multi-seller commercial paper conduit. In addition, the Company, on September 30, 1997 entered into a one year, revolving credit privately placed securitization facility and in connection therewith, SPEs were formed to issue lease-backed notes. Pursuant to terms of the facility, the Company sells and transfers a pool of leases to one SPE, which then sells and transfers rights and pledges an interest in the leased equipment to a second SPE.

     The change in structure of the Company's securitizations from financings to sales has had, and will continue to have, a significant effect on the Company's balance sheet and income statement. Under financing treatment the Company recorded its net investment in leases as assets and the funds raised from securitizations as non-recourse notes payable on its balance sheet. Under sale treatment the only item to appear on the balance sheet is an asset, the securitization receivable. The existing balance of net investment in leases and non-recourse notes payable should decline over time as the related leases are paid down. Under financing treatment the Company records lease contract revenue and interest expense on the non-recourse debt. Initial direct costs associated with the origination of leases are amortized as an expense over the life of the leases and provisions for credit losses are recorded based upon loss experience. Under sale treatment the Company records a gain on sale of leases. Initial direct costs associated with the origination of the leases sold are expensed at the time of the sale and reduce the reported gain on sale. As a result of structuring its securitizations as sales, the Company's lease contract revenue and interest expense on the non-recourse notes payable will decline over time.

     The Company sells each pool of leases for a price equal to the present value of future cash flows, including guaranteed residuals. Upon sale, the Company receives in cash a substantial portion of the present value of future cash flows, with the remaining balance held as collateral by the owner trust and a SPE under the recent privately placed securitization facility. Any such amount is included on the Company's balance sheet as the securitization receivable. Recourse to the Company in such sales is limited to the extent of the securitization receivable with respect to the leases sold. The Company retains the servicing rights and responsibilities for each pool of leases sold and receives as compensation normal servicing fees over the life of such leases.

     The Company recognizes gain on the sale of leases at each sale date based on a determination of the present value of the estimated future amounts to be realized by the Company in connection with such sale. These estimates consider all cash flows generated by the leases sold over their life less: (i) trustee and other transaction related fees; (ii) credit enhancement expenses, if any (such as the monoline insurers' fee, if the leases are wrapped as in one of the most recent securitizations); (iii) normal servicing fees, which are retained by the Company in its capacity as servicer and are recognized over the life of the transaction; and (iv) payments to purchasers under the certificates. The securitization receivable is reduced by an allowance which is estimated by the Company to be adequate to cover future credit losses. No allowance is made for estimated prepayments, which historically have been insignificant due to the non-cancelable nature of the leases.

     The Company evaluates the carrying value of the securitization receivable for each sale transaction at the end of each reporting period in light of actual credit loss experience of the underlying leases sold and makes adjustments to charge or credit operating results accordingly. To date, the Company has not recorded any such adjustments. The Company believes that there is no active market for the sale of its securitization receivable.

     The Company intends to continue to sell a substantial portion of its leases which it originates, using the most recent securitization structure or similar securitization structures. There can be no assurance, however, that the Company will be able to sell its future leases, or that the terms of any such sales will be as favorable or similar to the terms of the Company's current sale transactions.

     Due to the recognition of earnings from the gain resulting from the sale of the Company's leases, the Company's reported earnings during a particular period will be impacted by the amount and timing of sales which the Company may consummate in such future period. Variations in quarterly earnings will depend on the amount and timing of the completion of such sales.

RESULTS OF OPERATIONS

     The Company's revenues are comprised of lease contract revenue, gain on sale of leases, fee income, and servicing and other income. Lease contract revenue is the revenue recognized from the net investment in leases held. Gain on sale of leases is the revenue recognized under sale treatment for leases securitized. Fee income represents security deposits which are recognized as income upon lease expirations and commitment fees received upon the origination of leases. Servicing and other income includes normal servicing fees, late fees,interest income and amounts received from the owner trust relating to interest rate collar agreements.

     The Company's expenses are comprised of interest expense, compensation and related expenses, amortization of initial direct costs, provisions for credit losses and other general and administrative expenses. Interest expense includes the expense related to notes payable and the amortization of related debt issuance costs. Compensation and related expenses include salaries and bonuses paid to employees and management fees to affiliates. Amortization of initial direct costs relates to costs associated with originating leases, including commissions, which are amortized over the period of the leases. Provisions for credit losses are provided based on estimated future credit losses. Other general and administrative expenses include trustee, legal and other professional fees, and occupancy and other office-related expenses.

     Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996. Leases originated increased from $59.7 million for the nine months ended September 30, 1996 to $96.4 million for the comparable period in 1997, representing an increase of 61%.

The number of leases originated decreased from 3,311 for the nine months ended September 30, 1996 to 1,830 for the comparable period in 1997. Increase in dollar volume and the decrease in the number of leases originated was due to an increase in the average ticket size in 1997 over the 1996 period. During the nine months ended September 30, 1996, the Company originated a relatively high volume of leases having a small average ticket size to businesses in the funeral home industry. The average annualized yield of the portfolio of leases serviced decreased from 13.6% for the nine months ended September 30, 1996 to 12.6% for the comparable period in 1997. This decrease in yield resulted primarily from
(i) the reduction in the average estimated residual income inherent in lease contracts originated in 1997 and (ii) the impact of the Company's continuing focus on relatively larger lease transactions involving lessees with relatively stronger credit (and hence lower implicit interest rates) including high volume equipment provider programs.

     The portfolio of leases serviced increased from $138.8 million at September 30, 1996 to $216.9 million at September 30, 1997, representing an increase of 56%. This increase was due to an increase in lease originations.

     Lease contract revenue decreased from $11.6 million for the nine months ended September 30, 1996 to $10.8 million for the comparable period in 1997, representing a decrease of 7.0% due primarily to a decreased average net investment in leases owned during the 1997 period.

     As described above, in 1997, the Company's securitizations have predominantly been structured as sales for financial reporting purposes, rather than as financing transactions as was the case in prior years. During the nine months ended September 30, 1997, the Company recognized a gain on sale of $7.9 million. Since the Company plans to continue to structure its securitizations as sale transactions, it anticipates that gain on sale of leases will increase and become a larger portion of revenues in the future.

     Fee income decreased from $1.5 million for the nine months ended September 30, 1996 to $422,000 for the comparable period in 1997, representing a decrease of 72%. This decrease was due primarily to the decline of security deposits recognized as income upon lease expiration. Commencing in late 1996, the Company began to credit security deposits to customers at lease expiration rather than retaining and recognizing such deposits as income.

     Servicing and other income increased from $569,000 for the nine months ended September 30, 1996 to $906,000 for the comparable period in 1997, representing an increase of 59%, due primarily to income received from the owner trust securitization structure entered into during February 1997 principally related to interest rate collar agreements during 1997.

     Total revenues increased from $13.7 million for the nine months ended September 30, 1996 to $20.1 million for the comparable period in 1997, representing an increase of 47%.

     Interest expense increased from $4.6 million for the nine months ended September 30, 1996 to $5.6 million for the comparable period in 1997, representing an increase of 22%. The increase was due to increased average borrowings outstanding during the 1997 period as compared to the prior year as well as increased interest rates in 1997 due to the fixing of interest rates associated with a substantial portion of the borrowings in 1997.

     Compensation and related expenses increased from $1.9 million for the nine months ended September 30, 1996 to $3.2 million for the comparable period in 1997, representing an increase of 68%. The increase was due primarily to management fees of $900,000 paid to an affiliate during the nine months ended September 30, 1997, pursuant to a management services arrangement which commenced in July 1996, and increases in the number of employees and compensation levels necessitated by the growth of the Company.

     Amortization of initial direct costs increased from $1.6 million for the nine months ended September 30, 1996 to $1.8 million for the comparable period in 1997, representing an increase of 13%. Initial direct costs, relative to the investment in leases, increased from December 31, 1995 to December 31, 1996 (the beginning of the nine month periods ended September 30, 1996 and 1997, respectively), which resulted in increased amortization charges during the 1997 period as compared to the prior year.

     The provision for credit losses increased from $582,000 for the nine months ended September 30, 1996 to $774,000 for the comparable period in 1997, representing an increase of 33%. This increase was due to increased originations offset by a decrease in the provision rate (as a percentage of originations) due to improved actual loss experience.

     Other general and administrative expenses increased from $1.2 million for the nine months ended September 30, 1996 to $1.8 million for the comparable period in 1997, representing an increase of 50%. The increase was due primarily to increased trustee and legal fees incurred during the 1997 period, a significant portion of which relates to the most recent securitization structure, and to increased occupancy and related costs associated with supporting the Company's growth.

     Total expenses increased from $9.8 million for the nine months ended September 30, 1996 to $13.3 million for the comparable period in 1997, representing an increase of 36%.

     As a result of the above factors, net income increased from $3.8 million for the nine months ended September 30, 1996 to $6.8 million for the comparable period in 1997, an increase of 79%. After giving effect to the Restructuring which would result in a minority interest charge of $1.0 million and a provision for income taxes of $2.1 million pro forma net income for the nine months ended September 30, 1997 would have been $3.7 million.

     Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996. Leases originated increased from $28.3 million for the three months ended September 30, 1996 to $46.1 million for the comparable period in 1997. The number of leases originated decreased from 702 for the three months ended September 30, 1996 to 529 for the comparable period in 1997.

     Lease contract revenue decreased from $4.6 million for the three months ended September 30, 1996 to $3.5 million for the comparable period in 1997, representing an increase of 24%. The decrease in lease contract revenue was due to the decrease in the Company's average net investment in leases.

     Fee income decreased from $392,000 for the three months ended September 30, 1996 to $288,000 for the comparable period in 1997, representing a decrease of 27%. The decrease in fee income was primarily attributable to the decrease in the amount of security deposits recognized as income upon lease expiration.

     Servicing and other income increased from $52,000 for the three months ended September 30, 1996 to $168,000 for the comparable period in 1997, representing an increase of 223%. This increase was primarily attributable to an increase in collar or related to interest rate collar agreements.

     Total revenues increased from $5.1 million for the three months ended September 30, 1996 to $8.5 million for the comparable period in 1997, representing an increase of 67%.

     Interest expense directly associated with the Company's lease borrowings increased from $1.7 million for the three months ended September 30, 1996 to $1.9 for the comparable period in 1997, representing an increase of 12%. The increase in such interest expense was primarily due to the increased cost of funds due to fixed rates versus floating rates.

     Compensation related expenses increased from $608,000 for the three months ended September 30, 1996 to $1.3 million for the comparable period in 1997, representing an increase of 114%. The increase was due to management fees of $300,000 paid to an affiliate for certain management, accounting, financial and other advisory services and increases in the number of employees and compensation levels necessitated by the growth of the Company.

     Amortization of initial direct costs decreased from $732,000 for the three months ended September 30, 1996 to $558,000 for the comparable period in 1997, a decrease of 24%, due primarily to the decrease in investment in leases.

     The provisions for credit losses increased from $237,000 for the three months ended September 30, 1996 to $372,000 for 1997, representing an increase of 57%. This increase was due to increased originations offset by a decrease in the provision rate as a percentage of origination due to improved actual loss experience.

     General and administrative expenses, increased from $397,000 for the three months ended September 30, 1996 to $765,000, representing an increase of 93%. This increase was primarily due to the increased costs associated with the increased lease originations for the three months ended September 30, 1996, and from servicing such portfolio of leases.

     Total expenses increased from $3.6 million for the three months ended September 30, 1996 to $4.9 million for the comparable period in 1997, representing an increase of 36%.

     As a result of the above factors, net income increased from $1.5 million for the three months ended September 30, 1996 to $3.6 million for the comparable period in 1997, representing an increase of 140%. After giving effect to the restructuring, which would result in a minority interest charge of $540,000 and a provision for income taxes of $1.1 million, pro forma net income for the three months ended September 30, 1997 would have been $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires a substantial amount of cash to implement its business strategy. The Company funds its operations primarily through securitizations and bank borrowings. The Company will continue to require access to significant additional funding to maintain and expand its volume of lease originations. The Company's most significant use of cash includes the purchase of equipment subject to direct financing leases and the principal payments on notes payable.

     The following table sets forth the major components of the increase in cash and cash equivalents:

                                                             Nine Months Ended
                                                               September 30,
                                                            1996           1997
                                                            ----           ----
Net cash provided by operating activities                 $  3,055       $ 14,985
Net cash used for investing activities                     (36,659)       (60,460)
Net cash provided by financing activities                   30,421         46,658
                                                          --------       --------
Net increase (decrease) in cash and cash equivalents      $ (3,183)      $  1,183
                                                          ========       ========

     The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support lease originations and satisfy line of credit repayment requirements. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30,1997, cash and cash equivalents totaled $9.2 million or 7% of total assets. At September 30, 1997, the Company maintained various lines of credit which provided for immediately available advances of up to $45.0 million, and advances under these lines of credit totaled $18.0 million.

     Cash provided by operating activities totaled $15.0 million for the nine months ended September 30, 1997 compared to cash provided by operating activities of $10.7 million and $6.0 million for the years ended December 31, 1996 and 1995, respectively. The providing of cash from operating activities in 1997 is attributed principally to payables of $13.6 million during the nine months ended September 30, 1997.

     Cash used by investing activities totaled $60.5 million for the nine months ended September 30, 1997, compared to cash used in investing activities of $49.8 million and $35.2 million for the years ended December 31, 1996 and 1995,respectively. Lease payments received for the nine months ended September 30, 1997 totaled $35.8 million as compared to $36.6 million and $21.0 million in the years ended December 31, 1996 and 1995, respectively. Cash used for equipment purchased for leases originated in these same periods totaled $96.4 million, $82.1 million and $53.8 million, respectively.

     Cash provided by financing activities was $46.7 million during the nine months ended September 30, 1997, consisting principally of $37.2 million of borrowings under line of credit arrangements to fund lease originations and paydowns of those lines of credit of $64.9 million upon receipt of proceeds of $74 million from the sale of leases. Financing activities provided cash of $42.9 million and $29.4 million during the years ended December 31, 1996 and 1995, respectively, principally resulting from borrowings to finance leases of $76.1 million and $107.9 million, less pay downs on such borrowings of $30.4 million and $78.9 million during the years ended December 31, 1996 and 1995, respectively.

SECURITIZATIONS.

     Securitizations involve the pooling of lease receivables for sale in the secondary market. The primary advantages of securitizations include: (i) quick access to significant amounts of capital to fund growth in lease originations;
(ii) relatively lower cost of funds than commercial bank financing; and (iii) greater flexibility with respect to sources of funding. From 1992 through September 30, 1997 the Company has completed the following securitizations:

        COMMENCEMENT
            DATE                     AMOUNT         RATING         AGENCY       SUBORDINATION LEVEL
-----------------------------    --------------     -------     -------------   -------------------
April 1992...................    $ 12.1 million     AA+         Duff & Phelps           20%
May 1993.....................      10.6 million     AAA/Aaa     S&P/Moody's             13%
June 1994....................      30.0 million     A-1/P-1     S&P/Moody's             13%
July 1995....................      90.0 million     AAA/Aaa     S&P/Moody's              8%
February 1997................      27.1 million     AAA/Aaa     S&P/Moody's              8%
September 1997...............      74.2 million     AAA/BBB     Duff & Phelps            2%
                                 --------------
     TOTAL...................    $244.0 million

     The Company continually seeks to improve the efficiency of its securitizations by reducing the Company's cost of capital or improving upon existing financing terms. In the Company's latest securitization the subordination level was 2% and the spread was 64 basis points over comparable United States Treasury securities. The effect of these reduced subordination levels and spreads has been to decrease the effective cost of the securitizations to the Company.

     The Company has been able to fund substantially all of its lease originations without impairing its working capital. Cash used for principal payments on notes payable is principally generated from the monthly lease payments which are pledged as collateral for the notes.

     BANK LINES OF CREDIT. The Company as of November 10, 1997 maintains an aggregate of $45 million in secured lines of credit to finance equipment purchases subject to direct financing leases. At September 30, 1997, the Company had an aggregate of $27 million available under such lines of credit. These lines of credit as of September 30, 1997 included: (i) a $15.0 million line of credit with Seafirst Bank under which interest is payable monthly at a rate of LIBOR plus 2% (although this line of credit expired in May 1997, Seafirst Bank has continued to make advances thereunder and the Company has negotiated an extension to May 1998); (ii) a $25.0 million line of Credit, which had originally been $10 million, with CoreStates Bank, N.A. under which interest is payable at the annual Eurodollar rate (this line of credit expired on October 30, 1997 and has been extended until the committed facility is in place, described below); and (iii) a $5 million line of credit with Key Bank of Washington under which interest is payable monthly at a rate of LIBOR plus 2.0% (this line of credit was renewed on August 12, 1997 for the amount of $5.0 million under which interest is payable monthly at a rate of LIBOR plus 2% and expires on July 31, 1998). These lines of credit are secured by the leases financed with funds therefrom and a guarantee from an affiliate and senior management of the Company, and limit the amount of funds which may be advanced to the Company to a percentage of the discounted value of such leases.

     At September 30, 1997, the Company also maintained an additional aggregate of $4.0 million in an unsecured line of credit from a bank and a credit arrangement with an affiliate to finance internal operations and the purchase of leases prior to their securitization or placement on "lease-line" secured credit facilities. At September 30, the Company had an aggregate of $4.0 million available thereunder.

     The Company entered into a commitment letter with CoreStates Bank, N.A. for a secured line of credit in the amount of $50 million, which would replace the existing lines of credit. The facility would be utilized for the financing of eligible leases and loans at an interest rate of LIBOR plus 1.5%. Such credit facility would be secured by the leases financed with funds from such credit facility and by a guarantee from an affiliate and senior management of the Company, and would limit the amount of funds which may be advanced to the Company to a percentage of the discounted value of such leases.

     The Company believes, based on its historical cash requirements and anticipated uses of cash, that the cash derived from its initial public offering and the Company's operating, investing and financing activities will be sufficient to meet its cash requirements and implement its business plan through the end of 1998.

                           Part II. Other Information


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company filed a Registration Statement on Form S-1, file no. 333-34123, for the Company's initial public offering of its Common Stock and a Registration Statement on Form 8-A, file no. 000-23013, for the registration of the Company's class of Common Stock. Such Registration Statements were declared effective by the Securities Exchange Commission on November 3, 1997 and the offering of the Common Stock commenced on November 4, 1997. The initial public offering of the Company's Common Stock was managed by CIBC Oppenheimer Corp. and Prudential Securities Incorporated.

     As of November 10, 1997, the Company registered and sold 2,200,000 shares of Common Stock for an aggregate price of $35,200,000 and the selling shareholders registered and sold 360,000 shares of Common Stock for an aggregate price of $5,760,000.

USE OF PROCEEDS

GROSS PROCEEDS                                                   $ 35,200,000

  Less:  Underwriting Commission                     2,464,000
         Finders Fee                                        --
         Underwriting Expenses(2)                           --
         Offering Expenses                             800,000
         Payments to Directors/Officers                     --
                                                    ----------
         Total(1)                                                $ (3,264,000)

  Uses:  Construction of facility                           --
         Purchase of Real Estate                            --
         Purchase of Equipment                              --
         Acquisition                                 1,100,000
         Repayment of Debt(3)                       25,000,000
         Working Capital                             5,836,000
         Temporary Investment                               --
         Other                                              --
                                                    ----------
         Total                                                   $(31,936,000)

Remaining Proceeds                                               $          0
                                                                 ------------

     The payments indicated above were not direct or indirect payments to directors, officers, general partners of the issuer or their associates; and to affiliates of the issuer.

(1) Amount excludes the effect of the underwriters' over-allotment option to purchase up to 384,000 additional shares of the registrant's Common Stock as more fully described in the registrant's Prospectus dated November 4, 1997. If the Underwriters exercise such option in full, the proceeds to the registrant will be $38,449,920.

(2) Including a reasonable estimate of registration fees, listing fees, filing fees, printing expenses, legal expenses, accounting expenses and insurance fees.

(3) Represents an increase of $7 million from the amount estimated in the Prospectus due to larger balances outstanding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         27.  Financial Data Schedule for the nine months ended September 30,
              1997.

(B)      REPORTS ON FORM 8-K

         T&W Financial Corporation filed no reports on Form 8-K during the quarter ended September 30, 1997.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereundo duly authorized.


                                      T & W Financial Corporation



Date:  November 14, 1997              By: /s/ Paul B. Luke
                                         --------------------------------------
                                         Paul B. Luke
                                         Senior Vice President, Chief Financial
                                         Officer, Secretary,Treasurer and
                                         Director



                                      By:______________________________________