Form 10-K
period 1997-12-31
T&W FINANCIAL CORP
filed 1998-03-31
CIK 1041077

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

                       COMMISSION FILE NUMBER 1-041077

                           T & W FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

               WASHINGTON                              91-1844249
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

               6416 PACIFIC HIGHWAY EAST, TACOMA, WASHINGTON 98424
                                 (253) 922-5164
          (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

    Common Stock, $.01 Par Value per share     Nasdaq National Market
    (Title of class)                           (Name of each exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( )

The aggregate market value of 2,944,000 shares of the Registrant's Common Stock held by non-affiliates based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market on March 27, 1998 was approximately $74 million. For purposes of this computation, all officers, directors and 5 percent beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

There were 8,384,000 shares of Common Stock, $.01 par value outstanding as of March 27, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders ("the Proxy Statement") are incorporated herein by reference into Part III.

================================================================================

                           T & W FINANCIAL CORPORATION

                               INDEX TO FORM 10-K


Part I
         Item 1.    Business...............................................................        3
         Item 2.    Properties.............................................................       12
         Item 3.    Legal Proceedings......................................................       12
         Item 4.    Submission of Matters to a Vote of Security Holders....................       12
Part II.
         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters         12
         Item 6.    Selected Financial Data................................................       12
         Item 7.    Management's Discussion and Analysis of Consolidated
                    Financial Condition and Results of Operations..........................       13
         Item 8.    Financial Statements...................................................       15
         Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosures...................................       22
Part III
         Item 10.   Directors and Executive Officers of the Registrant.....................       22
         Item 11.   Executive Compensation.................................................       22
         Item 12.   Security Ownership of Certain Beneficial Owners
                    And Management.........................................................       22
         Item 13.   Certain Relationships and Related Transactions.........................       22
Part IV
         Item 14.   Exhibits and Reports on Form 8-K.......................................       23

Signatures.................................................................................       24

                                     PART I

ITEM I. BUSINESS

OVERVIEW

    T&W Financial Corporation ("T&W" or "the Company") is a specialized commercial finance company that provides equipment financing, principally in the form of leases, to small and medium-sized businesses. The Company originates leases through direct relationships with equipment providers that generally offer the Company's leasing services as a preferred method of financing equipment sales. The Company also originates leases through referrals from financial institutions and other lessors. The Company is a "credit lender" and, as such, its underwriting policies and procedures focus on the creditworthiness of the lessee rather than the value of the equipment financed. The Company concentrates on "prime credits," which it defines as lessees that have been under the same ownership for at least 10 years and have a record of meeting their financial obligations. T&W has been continuously engaged in the leasing business since 1976, and as of December 31, 1997, the Company's portfolio of leases serviced totaled $323.6 million and included over 9,800 leases.

    The Company focuses on financing equipment with a purchase price of less than $250,000 ("small ticket" equipment leases) in various industries, including fast food franchises, independent grocery stores, funeral homes, hospitality, liquid waste disposal and horticulture. As of December 31, 1997, these six industries accounted for approximately 32.5% of the Company's portfolio of leases serviced. The Company finds these industries attractive because lessees in these industries generally have credit characteristics favored by the Company and the equipment financed is generally not subject to obsolescence within the lease term. By utilizing dedicated marketing teams to service and expand its penetration within a particular industry, the Company is able to develop long-term relationships with equipment providers, which generates a continuing source of new lease originations. The Company maintains a diversified portfolio in order to minimize its credit exposure to any single industry or individual lessee. As of December 31, 1997, no single industry accounted for more than 9.2% of the Company's portfolio of leases serviced and no single lessee accounted for more than 2.63% of its portfolio of leases serviced. The average annualized yield on the Company's portfolio of leases serviced for the year ended December 31, 1997 was 12.2%. For leases originated in 1997, the average contractual yield was 12.18%, the average term was 44 months, and the average equipment cost was $59,635.

    The Company attributes its strong financial performance to adherence to a consistent operating strategy. The Company's operating strategy is to: (i) provide on-going, high quality service and support to equipment providers and lessees; (ii) maintain strong credit quality; (iii) access low-cost funding through securitizations; and (iv) maintain efficient operations and relatively low overhead costs. The Company believes that its operating strategy provides multiple opportunities for continued growth. The Company's growth strategy is to: (i) finance additional types of equipment in industries it currently serves;
(ii) develop strategic alliances with leading equipment providers to finance a higher share of their equipment sales; (iii) continue expansion within its existing industries throughout the United States and Canada; (iv) generate additional equipment and non-equipment financing from its existing lessees and from referral sources; (v) pursue selected acquisitions of other companies to expand in existing and enter into new industries; and (vi) develop relationships in new industries. As part of its expansion strategy, in June 1997, the Company acquired the assets of Commercial Capital Corporation, a specialized commercial lease finance company located near Kansas City, Missouri, and in December 1997 acquired net assets of the Specialty Vehicle Finance Division of Transamerica Commercial Finance Corporation ("Transamerica"). See " -- Recent Acquisitions."

COMMERCIAL FINANCE INDUSTRY

    The equipment financing industry in the United States has grown rapidly during the last decade and includes a wide range of entities that provide funding for the purchase of equipment. According to research by the ELA using United States Department of Commerce data, the financing of capital equipment by businesses through leasing increased from approximately $122 billion in 1992 to approximately $179.8 billion in 1997, and represented approximately 31% of the $582.1 billion spent on productive assets in 1997.

    The Company believes that "small ticket" equipment leasing is one of the most rapidly growing segments of the industry primarily due to: (i) the increasing acceptance of leasing by small and medium-sized businesses as a means of financing the acquisition of capital equipment; (ii) the consolidation of the banking industry, which has led to diminished service to small and medium-sized businesses; and (iii) the recognition by small and medium-sized businesses that specialized lease financing companies, such as T&W, can provide faster and more direct services than traditional financial institutions.

OPERATING STRATEGY

    The Company has operated its business based on adherence to a strategy that stresses a high level of customer service, strong credit quality, low-cost funding and efficient operations.

    CUSTOMER SERVICE. The Company strives for excellence in service to equipment providers and lessees. The Company encourages high-quality service by providing its employees with monthly economic incentives tied to this goal. A key aspect of the Company's customer service is its ability to process and respond to credit applications rapidly. T&W's application process is designed to be simple and easy to understand. The Company typically approves transactions under $50,000 within 1 to 2 business days and approves transactions greater than $50,000 within 3 to 5 business days.

    The Company is also flexible and willing to work with potential lessees to create customized financing packages. The Company's expertise within selected industries allows the Company to customize its leases to fit the needs of lessees and allows equipment providers to offer integrated sale and financing transactions. For example, in industries that are seasonal in nature, a step payment plan may be adopted which ties lease payments to the seasonal nature of the industry. The term of the Company's leases are also variable, ranging from 12 to 84 months.

    STRONG CREDIT QUALITY. The Company concentrates on "prime credits," which it defines as lessees that have been under the same ownership for at least 10 years and have a record of meeting their financial obligations. As a credit lender, T&W believes it has differentiated itself from many commercial finance companies which are asset-based lenders. T&W bases its credit decisions primarily on the creditworthiness of the lessee and the lessee's owners rather than the value of the equipment financed. The Company believes its focus on the creditworthiness of its lessees, plus careful underwriting, have resulted in a high return on its assets.

    LOW COST FUNDING. Securitizations have provided the Company with a relatively low cost of funds to purchase the equipment that it leases. In the Company's latest securitization the subordination level was 2% and the spread was 64 basis points over comparable United States Treasury Securities.

    OPERATING EFFICIENCY. In addition to providing a high degree of customer service, the Company believes that operating efficiency is a key factor in achieving high profitability. Operating efficiency is enhanced by the Company's focus on marketing through equipment providers in selected industries, maintaining strong credit quality and centralizing its operations.

GROWTH STRATEGY

    The Company's objective is to become one of the leading providers of equipment lease financing to small and medium-sized businesses in specific industries. The Company believes that it has significant opportunities to expand its operations as spending on equipment rises and small and medium-sized businesses increasingly use leasing to finance equipment purchases. The Company's specific strategies for achieving growth are:

    INCREASED EQUIPMENT FINANCING WITHIN INDUSTRIES. Within certain industries, the Company has strong relationships with equipment providers but these equipment providers may only provide a portion of the equipment utilized in the particular industry. The Company believes its expertise in certain industries provides opportunities to develop relationships with other equipment providers, thereby expanding the types of equipment financed within a particular industry. For example, in the horticulture industry the Company provides financing for horticulture automation equipment, and has recently begun financing other types of horticulture equipment, such as greenhouses.

     STRATEGIC ALLIANCES WITH EQUIPMENT PROVIDERS. The Company is working to develop strategic alliances with selected equipment providers through its "Sales Maximizer Program." The program involves the formation of a joint venture between the Company and an equipment provider. The joint venture purchases equipment from the equipment provider and then leases the equipment to the lessee. The Sales Maximizer Program would be beneficial to the Company and the equipment provider because it would allow both to realize certain tax benefits, enable the equipment provider to increase sales and customer allegiance, and allow the Company to enhance its relationship with the equipment provider, increase its share of the equipment provider's sales and initiate relationships with new lessees. In connection with the program, the equipment provider would assume a portion of the residual and remarketing risks on the financed equipment.

    GEOGRAPHIC EXPANSION. While the Company currently finances equipment throughout the United States and Canada, in many cases its relationships with equipment providers in particular industries have been regionally focused. The Company plans to expand its regional participation in certain industries nationwide and in Canada. For example, the Company had traditionally dealt with independent grocery cooperatives primarily in the Northwest, but over the last several years has begun to develop relationships with independent grocery cooperatives in other regions based on its expertise in this industry. T&W's most significant presence is in the States of Washington, California, Florida and Texas, representing approximately 22.7%, 9.5%, 7.7% and 7.3%, respectively, of the Company's portfolio of leases serviced as of December 31, 1997.

    EXPANDED MARKETING TO EXISTING LESSEES. Although the Company has experienced significant repeat business through its relationships with equipment providers, the Company believes opportunities exist to expand originations with current and past lessees, both through the financing of additional equipment purchases and through the introduction of financing to support other areas of their businesses that may not be associated with their current leases, such as loans for facility construction or expansion. As of December 31, 1997, the Company had an aggregate of $6.2 million outstanding in such non-lease financing solely in the independent grocery store industry.

     ACQUISITIONS. Where appropriate, the Company plans, as part of its expansion strategy, to pursue acquisitions of finance companies and lease portfolios. The recent acquisitions of Commercial Capital and the Specialty Vehicle Finance Division of Transamerica will enable the Company to expand its presence in the independent grocery store and funeral home industries. See " -- Recent Acquisitions." The Company intends to target acquisition opportunities that will enable it to build upon existing industry concentrations or enter into new industries.

    RELATIONSHIPS IN NEW INDUSTRIES. The Company is constantly investigating opportunities to develop relationships in new industries, including but not limited to aviation support, water well drilling, commercial vehicle fleet rentals and automobile franchises. The Company intends to focus on new industries that provide potential for growth while maintaining credit quality.

MARKETING

    Approximately 32.5% of the Company's portfolio of leases serviced at December 31, 1997 consisted of leases in selected industries where the Company has focused its marketing efforts:

                PORTFOLIO OF LEASES SERVICED AT DECEMBER 31, 1997

                    INDUSTRY                 PERCENTAGE OF PORTFOLIO(1)
                    --------                 -------------------------
           Selected Industries............                  32.5%
             Fast Food Franchises.........       9.2%
             Independent Grocery Stores...       8.6%
             Funeral Homes................       3.3%
             Hospitality..................       7.3%
             Liquid Waste Disposal........       2.6%
             Horticulture.................       1.5%
           Other Industries...............                  67.5%
                                                           -----
                                                           100.0%

(1) Percentages are approximate and are based upon Standard Industrial Classification codes.

    SELECTED INDUSTRIES. The Company focuses its marketing efforts in specific industries where it develops direct relationships with equipment providers. Relationships with equipment providers are based on informal arrangements whereby T&W generally does not pursue relationships with competitors of the equipment provider and the equipment provider generally does not promote competitive sources of equipment financing. The Company provides marketing materials to equipment providers which include the specific equipment provider's name and promote leasing from T&W as a cost-effective method of financing equipment purchases. The marketing representatives of the equipment providers then use such marketing materials as part of their overall sales presentation.

    The Company believes that it has developed strong relationships with equipment providers by providing lessees with excellent customer service, including a rapid response to credit applications and flexible lease terms that are tailored to the specific needs of lessees. Equipment providers benefit from the Company's knowledge of and active participation in their businesses, including joint marketing efforts and attendance at industry trade shows. As a result, many of the equipment providers are continuing sources of a significant amount of leases originated by the Company. The principal industries where the Company has relationships with equipment providers include fast food franchises, independent grocery stores, funeral homes, hospitality, liquid waste disposal and horticulture. Although the Company does not currently rely on brokers to originate leases it may choose to do so in the future.

    Fast Food Franchises. Since 1992, the Company has originated equipment leases to recognized fast food franchises, including Mrs. Fields and Subway. T&W is an approved lender for these franchises. Typically, the franchisor provides not only the equipment necessary for the franchisee's business, but also access to potential financing sources for such equipment. Such equipment includes ovens, fryers, refrigeration units and point of sale equipment. The Company believes that the nature of the franchisor/franchisee relationship reduces the risk that the Company will suffer losses on leases to fast food franchisees because the franchisor is generally motivated to find a replacement if the franchisee does not perform. At December 31, 1997, leases to fast food franchises represented 9.2% of the Company's portfolio of leases serviced.

    Independent Grocery Stores. The Company originates leases for the purchase of equipment for use by independent grocery stores. Such equipment includes refrigeration units, point of sale equipment and shelving as well as other essential equipment. According to the Progressive Grocer Annual Report published in April 1997, based on data from the National Grocers Association, there are currently 10,980 independent grocery stores in the United States and, at December 31, 1997, 98 independent grocery stores were lessees of T&W. At December 31, 1997, leases to independent grocery stores represented 8.6% of the Company's portfolio of leases serviced.

    Cooperative associations of independent grocery stores and independent grocery store wholesalers buy equipment directly from manufacturers at a discount for resale to independent grocery stores, allowing the independent grocer to purchase equipment at a price similar to that paid by supermarket chains. The Company has developed strong but non-exclusive relationships with several leading cooperatives and wholesalers, including Associated Foods and Super Valu. These cooperatives and wholesalers refer independent grocery stores to T&W, promoting it as one of their recommended financial service providers. The Company's relationship with cooperatives and wholesalers began in 1972 when Michael A. Price, the founder of the Company, started working with equipment manufacturers who provide equipment to cooperatives and wholesalers for resale to independent grocery stores. The Company actively participates in the independent grocery store industry through its membership in the National Grocers Association, Ohio Grocers Association and Oregon Grocery Industry Association, and its participation in industry trade shows.

    The Company has expanded its financing opportunities by providing financing not only for equipment purchases by independent grocery stores but also for facility construction and expansion. The Company believes that such expansion complements its existing leasing products and provides significant opportunities for additional financings for its existing lessees.

    Funeral Homes. The Company originates leases for operators of funeral homes. Since 1987, T&W has financed audio and visual equipment used by the funeral home industry. In December 1997, the Company acquired the Specialty Vehicle Finance Division of Transamerica which leases hearses and limousines to funeral homes. Other relationships with equipment providers, such as manufacturers of crematory equipment and floral refrigeration units are being actively pursued. The Company has attempted to further increase its visibility in the industry through its participation in industry trade shows. At December 31, 1997, leases to businesses in the funeral home industry represented 3.3% of the Company's portfolio of leases serviced.

    Hospitality. Since 1987, the Company has originated leases from hoteliers and hotel franchisees for equipment acquisitions through its relationship with hotel management companies such as West Coast Hotels and hotel franchises such as Holiday Inns. Historically, the Company has financed telephone and reservation systems; however, recently the Company has begun to finance equipment for "food courts" comprising fast food franchises located in hotels. The Company actively participates in the hospitality industry through participation in industry trade shows. At December 31, 1997, leases to businesses in the hospitality industry represented 7.3% of the Company's portfolio of leases serviced.

    Liquid Waste Disposal. Since 1989, the Company has originated leases for the purchase of liquid waste disposal equipment, including storage containers ranging in size from portable toilets to portable holding tanks. The Company actively participates in liquid waste disposal industry trade shows and is a member of the Portable Sanitation Association International.

    T&W has developed a strong relationship with a leading manufacturer of portable toilets, which actively markets T&W to its customers. The Company anticipates expanding its business with this manufacturer through its Sales Maximizer Program discussed above.

    The Company also originates leases for sewer and septic cleaning and maintenance equipment for franchisees. T&W is a recommended financing service company for a national sewer and septic cleaning and maintenance franchisor. At December 31, 1997, leases to businesses in the liquid waste disposal industry represented 2.6% of the Company's portfolio of leases serviced.

    Horticulture. The Company originates leases for the purchase of horticultural equipment from leading horticulture equipment manufacturers. The horticultural equipment is used by wholesale and retail nurseries to automate and expand their production. The Company actively participates in the horticulture industry through its membership in the Ohio Florist's Association as well as participation in industry trade shows. The Company has developed a strong relationship with a leading manufacturer of automated pot filling, planting and watering equipment. The Company has also begun leasing other types of equipment including greenhouses from other manufacturers. At December 31, 1997, leases to businesses in the horticulture industry represented 1.5% of the Company's portfolio of leases serviced.

    OTHER INDUSTRIES. Approximately 67.5% of the Company's portfolio of leases serviced at December 31, 1997, consisted of leases originated through direct contacts with equipment providers and equipment users in a wide variety of other industries as well as through referrals. The Company believes that it has the opportunity to develop significant new originations in other industries. The Company's marketing personnel are constantly developing contacts in new industries and expanding contacts within industries already serviced by the Company.

    In addition to its focus on specific industries, the Company originates leases based on referrals from existing lessees, regional and community banks, other financial institutions and other lessors, who are unwilling to provide financing to the lessee or may not have the underwriting, servicing or financial capability to do so. A number of regional and community banks refer business to the Company rather than refer the business to competing banks. The Company has developed strong relationships with a number of the regional and community banks and other financial institutions in the Northwest. The Company is a member of the Washington Bankers Association and actively participates in its conferences and meetings. A referral fee is paid to the referring bank or lessor.

RECENT ACQUISITIONS

    Effective March 1, 1998 the Company and Accel Financial Group Ltd. entered into a 65% and 35% joint venture ("JV) respectively. The business objective of the JV is to originate leases directly in the Canadian small ticket leasing market working with origination channels that are equipment provider driven and referral sources in the conventional small ticket leasing sector or "A" paper market. Initial capitalization provided by the Company was $500,000. In addition, starting April 1, 1998, Mr. Joseph LaLeggia will be president and COO of the JV and Mr. Rod Hamilton will be CEO. Mr. Mark Cannon will take on the position of senior vice president, sales and marketing for the JV. Messrs. LaLeggia and Cannon were former senior executives with AT&T Capital Canada, Inc. In addition, Messrs. LaLeggia, Cannon and Hamilton will be parties to long term employment contracts with the JV. The Board of Directors of the JV will consist of Messrs. LaLeggia, Hamilton and Mr. Paul Luke, senior vice president and director of finance of the Company.

    Effective December 1, 1997, the Company acquired the Specialty Vehicle Finance Division ("Division") from Transamerica Commercial Finance Corporation ("Transamerica") for $58.6 million. The assets purchased primarily include dealer floor plan receivables and lease receivables. The Division is engaged in providing commercial financial services to the funeral home industry primarily through dealer originated leases of funeral cars and limousines. Additionally, the Division provides inventory financing and floor planning to select dealers and manufacturers. The Division's operations extend throughout the United States, with a significant concentration in the South and Southeast regions of the United States, which represented approximately one-half of the Division's lease origination activity and three-fourths of the Division's dealer floor planning activity.

    The acquisition of the Division has been accounted for as a business combination utilizing the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon estimates of their fair values. The results of operations of the Division are included in the Company's financial statements from the date of acquisition.

    On June 2, 1997, the Company acquired substantially all of the assets and liabilities of Commercial Capital for approximately $5.5 million. Commercial Capital is an equipment leasing business located near Kansas City, Missouri which focuses on small ticket equipment leases. Commercial Capital's lease originations for the year ended October 31, 1996 totaled approximately $13.6 million. The acquisition expanded the Company's presence in the Midwest and the Company will continue to operate Commercial Capital's former office near Kansas City as a lease production facility.

    The purchase price was comprised of 10% cash and a promissory note for the remainder. The promissory note bears interest at 8%, and is payable in equal quarterly installments of principal and interest over a ten year period ending April 1, 2007. In addition, an amount equal to 15% of the purchase price is payable under (and subject to deduction from) the promissory note in November 1998 1998. The promissory note is secured by the acquired assets and guaranteed by the Company and by Michael A. Price, Thomas W. Price, Paul B. Luke and Kenneth W. McCarthy, Jr. This business combination has been accounted for utilizing the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon estimated fair values. The estimated fair value of assets acquired in the acquisition approximated $7.1 million, including intangible assets of approximately $2.2 million, and the estimated fair value of liabilities assumed approximated $1.6 million. Intangible assets recorded in purchase accounting are amortized over their respective estimated lives, which range from 5 to 10 years.

    In connection with the Company's acquisition of Commercial Capital, the Company entered into employment agreements with two principals of Commercial Capital, James R. Neese and Larry E. Rice. The employment agreements provide, among other things, that the Company shall grant to each of Messrs. Neese and Rice an option to acquire 22,000 shares of Common Stock as November 1997 at an exercise price equal to the initial public offering price. Such options shall vest 20% per year over a five year period and shall be governed by the terms and conditions of the Company's 1997 Stock Option Plan.

TERMS OF EQUIPMENT LEASES

    Substantially all equipment leases acquired or originated by the Company are non-cancelable by the lessee. During the term of the lease, the Company generally receives scheduled payments sufficient, in the aggregate, to cover the Company's borrowing costs and the costs of the underlying equipment and to provide the Company with an acceptable profit margin. The term of the lease is equal to or less than the equipment's estimated economic life and generally ranges from 12 to 84 months, with a weighted average initial term of 44 months for leases originated in 1997.

    The standard terms and conditions of the Company's leases require lessees to: (i) use the equipment in a careful manner and make all necessary repairs;
(ii) bear the entire risk of loss, theft, damage or destruction of the equipment; (iii) insure the equipment against loss, theft, damage or destruction; (iv) pay all charges and taxes associated with the equipment; and
(v) make all scheduled contract payments regardless of loss, theft, damage or destruction of the equipment. The Company's standard forms of lease provide that in the event of a default by the lessee, the Company may, at its election: (i) repossess and remove the equipment for re-lease or subsequent sale; (ii) require the lessee, at its expense, to return the equipment in good repair to such place as the Company may specify; (iii) cancel or terminate the lease and retain any and all prior payments; (iv) accelerate the future payments due under the lease; and (v) sue for and recover from the lessee the sum of all unpaid rents and other payments due under the lease then accrued. All additions, repairs or improvements made to the equipment, regardless of the source of payment, are automatically incorporated into and deemed a part of the equipment and belong to the Company.

    Generally, the Company requires the lessee and its owners to guarantee that the Company will receive a specific amount of proceeds upon sale of the underlying equipment at the end of the lease term. The terms of the guarantee require the lessee to pay the Company in cash any deficiency between the guaranteed amount of sale proceeds and the actual amount of sale proceeds. See "Risk Factors -- Residual Value Risk."

UNDERWRITING

    The Company has developed credit underwriting procedures and policies that it believes are effective in identifying creditworthy lessees and minimizing the risk of charge-offs. The Company reviews individual leases fo Complaince with lease underwriting guidelines prepared by the Company's Credit Committee, currently consisting of the Company's Chairman, President, Senior Vice
President and Assistant Vice President-Credit Operations.

    CREDIT PROCEDURES. The lessee approval process begins with the submission by the lessee of a credit application, at which time the Company conducts its own independent credit investigation through recognized commercial credit reporting agencies such as Dun & Bradstreet, Equifax, Inc. and Experian. The credit application is then credit scored and reviewed by the proper authority level. Applications involving credit of more than $50,000 are generally received with financial statements. The financials are spread for analysis and reviewed by the Assistant Vice President-Credit up to $75,000. Credit applications over $75,000 but less than $300,000 must be reviewed by either the Senior Vice President of Credit, the President or the CEO. Credit applications over $300,000 must be reviewed and approved by a majority vote of a three member credit committee.

    In order to provide prompt service, the Company generally approves the application within 1 to 2 business days of receipt if the transaction is for less than $50,000 and within 3 to 5 business days if the transaction is for $50,000 or more. The Company believes the response time for approval of a credit application is usually important to the lessee, because the Company's leases typically involve equipment important to the operation of the lessee's business.

    After an application has been approved, the Company requires receipt of signed documents on the Company's standard forms, or other pre-approved forms, before funding. Once the equipment is shipped and installed, the equipment provider invoices the Company, and thereafter the Company's funding and documentation department verifies that the lessee has received and accepted the equipment. Upon the lessee's authorization of payment to the equipment provider, the lease is forwarded for funding, accounting and billing.

    CREDIT POLICIES. The Company's lease underwriting guidelines generally require verification of the lessee's time in business (10 years is the preferred minimum), corporate name, bank account information, a credit investigation of the personal credit of the owners, partners or principals of the lessee, and at least three trade references. Most credit applications are evaluated under a credit grading model which serves as an indicator for further evaluation by the Company's Credit Committee.

    The Company's credit grading model is based on the following factors relating to the lessee: (i) length of time in business; (ii) primary standard industrial classification code number or industry classification; (iii) the lessee's bank account generally over the last three months, the bank's rating of the customer, bank loan payment history and length of relationship with the bank; (iv) trade payment history; (v) length of relationship with trade references; (vi) landlord payment history; (vii) the lessee's status with the Secretary of State of its state of incorporation; (viii) personal credit history of the lessee's owner(s) or principal(s); (ix) the lessee's Dun & Bradstreet rating; and (x) the payment history with the Company, if any. Each factor is allocated a score from one through five by the Company. After scoring each factor, an average is taken of the scores for each of the factors. If the average is three or greater the Company will generally approve the credit application. If the average is less than three, the Company may still evaluate the credit application based on a determination by the Company's Assistant Vice President -- Credit Operations. However, the application must be further evaluated by an additional member of the Company's Credit Committee, who may approve or deny the credit application.

    Transactions involving more than $50,000 also require the submission of two years of financial statements and an interim financial statement. If year-end financial statements are not audited or reviewed, corresponding tax returns are required. Personal tax returns of the owners or principals of the lessees are also required. Transactions involving $75,000 or more require an additional year of financial statements. In addition, the Company evaluates certain financial aspects of the lessee specific to the particular transaction, including its debt to equity ratios, cash flow and equity coverage, assets, sales, inventory, accounts receivable and accounts payable, based on industry standards formulated by Robert Morris and Associates. The Company generally requires personal guarantees by the principals or owners of the lessee, including guarantees of the amount of sale proceeds from the underlying equipment at the end of the lease term.

    The Company adheres to strict guidelines in order to preserve lessee and industry diversity within its portfolio of leases serviced, thus minimizing the risk associated with lessee location, lessee obligation and industry cycles. Diversification standards are also imposed by the Company's securitization programs. As of December 31, 1997, no single industry accounted for more than 12.2% of its portfolio of leases serviced and no single lessee accounted for more than 3% of the Company's portfolio of leases serviced. In connection with the Company's securitizations, reviews of the Company's underwriting standards and procedures are conducted by insurers and rating agencies.

SERVICING AND ADMINISTRATION

    The Company's strategy has been to retain the servicing rights for substantially all of the leases it originates. The Company's lease servicing activities generally include: billing; collecting and remitting lease payments; contacting delinquent obligors; handling obligor defaults; recording security interests; investor and securitization reporting; portfolio management reporting; conducting foreclosure proceedings; disposing of foreclosed properties and otherwise administering the leases. As of December 31, 1997, the Company serviced over 9,800 leases.

    The Company receives a monthly servicing fee for all leases, plus late fees, if any, which are collected from monthly lease payments.

COLLECTION PROCEDURES AND POLICIES

    The Company manages its risk of credit losses through adherence to its underwriting guidelines and prompt and diligent collection procedures. All collection activity is entered into a computerized collection system with activity notes entered directly into the collection system in order to facilitate routine collection activity. Collectors have available at their computer terminals the latest status and collection history on each account.

    The Company's practice with respect to collections is as follows: on the day on which a lease becomes 10 days delinquent, T&W's credit and collection review system generates a computerized late notice which is sent directly to the lessee. Telephone contact is normally initiated when an account is 15 days past due, but may be initiated more quickly. A late charge is assessed to the lessees 20 days after the payment due date. When an account becomes 30 days past due, a default letter is sent to the lessee and to anyone providing personal guarantees on the lease. An acceleration letter is sent to all lessees and guarantors when a lease becomes 40 days past due. Telephone contact is continued throughout the delinquency period. Accounts which become over 90 days past due are subject to repossession of the equipment and action by the Company's agencies and attorneys. The Company utilizes two outside companies who specialize such collection proceeding and have been working for the Company for the last 12 years. Prior to being charged-off (which is generally prior to the lease being 180 days delinquent), each lease is evaluated on the merits of its specific circumstances, with consideration of the value of the equipment as well as the current financial strength of the lessee and guarantors.

    The following table sets forth certain information with respect to the Company's delinquent leases:

                                                            DECEMBER 31,
                                                 ----------------------------------
                                                   1995         1996         1997
                                                 --------     --------     --------
        Delinquencies as a percentage
          of portfolio of leases serviced
        31-60 days past due .................        1.50%        2.89%        6.32%
        61-90 days past due .................        0.86%        1.38%         .53%
        91-120 days past due ................        0.78%        0.32%         .59%
        Over 120 days .......................          --%        1.04%        1.74%
                                                 --------     --------     --------
        Total ...............................        3.14%        5.63%        9.18%
                                                 ========     ========     ========

    As a result of the Company's credit underwriting policies and collection procedures, the Company's net charge-offs of delinquent leases as a percent of the net investment in leases has been generally low. The following table sets forth certain information with respect to the Company's net charge-offs:

                                          YEAR ENDED DECEMBER 31,
                                   ------------------------------------
                                     1995          1996          1997
                                   --------      --------      --------
        Gross charge-offs .....        0.49%         1.53%         0.27%
        Recoveries ............       (0.10%)       (0.89%)       (0.03%)
                                   --------      --------      --------
        Net charge-offs(1) ....        0.39%         0.64%         0.24%
                                   ========      ========      ========

(1) Represents charge-offs (reduced by recoveries), divided by the respective period's average minimum lease payments, including residuals, under all leases serviced by the Company and either held as direct financing leases or sold.

    The allowance for credit losses is maintained by the Company at a level that it believes is sufficient to absorb probable losses. The Company determines the adequacy of the allowance based upon reviews of individual leases, historical loss experience, current economic conditions, the known and inherent risk characteristics of the various categories of leases and other pertinent factors. Leases determined uncollectible are charged to the allowance. Provisions for losses and recoveries on leases previously charged-off are added to the allowance.

MANAGEMENT INFORMATION SYSTEM

    The Company's servicing operations are currently operated on a local area network. Management continually evaluates the need to update and expand its current systems. Such program includes upgrading and enhancing the Company's current software application programs. The Company is evaluating certain document imaging technologies and direct Internet communications with equipment providers and lessees. Such technology would allow equipment providers and lessees to communicate directly with the Company, including submitting lease applications, checking the status of applications and leases and printing documents remotely. Management believes that such technologies will increase the efficiency of the Company's underwriting and servicing operations.

SERVICE MARK

    "T&W" is a service mark of the Company and is registered for use in the United States. The Company's name is regarded as a valuable asset.

COMPETITION

    The "small ticket" equipment leasing market is highly competitive. The Company competes with a number of national, regional and local finance companies, equipment providers that provide financing for the sale or lease of equipment themselves and traditional financial services companies, such as commercial banks and savings and loan associations, many of whom possess substantially greater financial, marketing and operational resources than the Company. In addition, the Company's competitors and potential competitors include many larger, more established companies which may have a lower cost of funds than the Company and access to capital markets and to other funding sources that may be unavailable to the Company.

EMPLOYEES

    At December 31, 1997, the Company had 65 full-time employees, of which 20 were engaged primarily in marketing and product origination, 12 were engaged primarily in servicing and the remaining were engaged in various other clerical and administrative functions. Of the total number of employees at such date, 51 were located at the Company's headquarters in Tacoma, Washington, and 14 were located at facilities near Kansas City, Missouri. None of the Company's employees is subject to a collective bargaining agreement, and the Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

    Presently, the Company's corporate headquarters are located in a leased office space of approximately 7,800 square feet at 6416 Pacific Highway East, Tacoma, Washington. The lease is between the Company and Michael A. Price. The lease terminated on December 31, 1997, and required monthly rental payments of $8,500, which will continue until the current construction of additional office facilities adjacent to the Company's existing corporate headquarters is completed. These new facilities are expected to be completed by the end of 1998 and will add approximately 25,000 square feet of office space. The lease on the new premises will also be with Michael A. Price, and the Company expects that the lease will extend through March 2003, and that the monthly rental payments will be approximately $28,125. Additionally, the Company recently leased office space of approximately 2300 square feet from an unrelated third party for $2,200 per month. The Company will continue to lease its existing space as well as the new premises.

    The Company also leases an aggregate of approximately 2,800 square feet of space for two adjoining facilities near Kansas City, Missouri. The leases on these facilities require aggregate monthly rental payments of $3,020 and expire on October 31, 2001.

    The Company believes that its current and new facilities will provide adequate space for its future needs.

ITEM 3.  LEGAL PROCEEDINGS

    On February 28, 1997, the Company filed a complaint in Pierce County Superior Court in Tacoma, Washington against several parties, asserting claims for breach of contract, fraud and negligence in a lease transaction. The Company is alleging joint and several liability and is seeking approximately $940,000 plus interest and legal fees. See Note 10 to T&W Financial Corporation and Subsidiaries Financial Statements.

    In addition to the litigation noted above, the Company is, from time to time party to various claims, lawsuits, and administrative proceedings arising in the ordinary course of business. Although the ultimate dispositions of legal proceedings cannot be predicted with certainty, to the best knowledge of the Company, there is no litigation or claim threatened against the Company that is likely to have a material adverse effect on its business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's security holders during the fourth quarter ended December 31, 1997.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is listed on the Nasdaq National Market System under the symbol "TWFC". The stock prices listed below for the fourth quarter of 1997 are the high and low bid prices as quoted on the Nasdaq National Market System.

                                                     High              Low
                                                     ----             ------
    Fourth Quarter ended December 31, 1997            17              15-1/2

    On March 27, 1998, the closing price of the common stock on the Nasdaq National Market System was $25.25 per share. As of March 27, 1998, there were approximately 826 holders of record of the Company's common stock.

    The Company has not declared cash dividends on its common stock. The Company intends to retain earnings for use in its business and to support growth and does not anticipate paying cash dividends on its common stock in the foreseeable future. There were no sales of unregistered securities by the Company during the year ended December 31, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

    For selected financial data see information under the caption "Management Discussion and Analysis of Financial Condition and Results of Operations" under
Part II, Item 7 of this Form 10-K on page 15.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION RESULTS OF OPERATIONS

    Forward-looking statements are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements.

    The Company's forward looking statements are based primarily on the Company's current expectations and are subject to a number of risks and uncertainties. Important factors to consider in evaluating the Company's forward looking statements include (1) the Company's ability to continue to fund its current business strategy with cost effective asset securitization facilities;
(2) the level of credit enhancement required by rating agencies to achieve investment grade status for debt securities issued by the special purpose entities or owner trusts which purchase leases from the Company (the "SPEs");
(3) the collectibility of securitization receivables which represent the excess cash flows anticipated by the SPEs; (4) the Company's ability to identify suitable acquisition candidates or complete acquisitions on reasonable terms;
(5) the Company's ability to attract and retain qualified management personnel;
(6) the existence of a market for used equipment that must be sold or re-leased to recover the residual value of such equipment recorded by the Company, when guarantors of the residual values cannot satisfy their obligations to the Company; (7) the Company's ability to create and maintain relationships with equipment providers and referral sources to generate sufficient origination volume; and (8) the ability of lessees to comply with the terms of their leases so these leases may qualify to serve as collateral under the Company's bank lines of credit or as part of the lease pool under the Company's securitization facilities. In view of the risks and uncertainties, there can be no assurance that the forward looking statements contained in this Annual Report on Form 10-K will, in fact, have the results indicated, and accordingly, the actual results of the Company may differ materially from those indicated by such forward-looking statements.

OVERVIEW

    The leases that the Company originates are "direct financing" leases in that they transfer substantially all of the benefits and risks of equipment ownership to the lessee. A lease is classified as a direct financing lease for accounting purposes if the collection of the minimum lease payments is reasonably predictable, no significant uncertainties exist relating to non-reimbursable costs yet to be incurred by the lessor under the lease and the lease meets one of the following criteria: (i) ownership of the property is transferred to the lessee at the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the term of the lease is at least equal to 75% of the estimated economic life of the leased equipment; or (iv) the present value of the minimum lease payments is at least equal to 90% of the fair value of the leased equipment at the inception of the lease. Since the Company's leases are classified as direct financing leases, the Company records total lease rentals, estimated residual values and initial direct costs as the gross investment in the lease. The difference between the gross investment in the lease and the cost of the leased equipment (including initial direct costs) is recorded as "unearned income." Lease contract income is recognized over the term of the lease by amortizing the unearned income using the interest method. For income tax purposes, the Company treats its leases as "true" leases or operating leases which, through depreciation deductions related to the leased equipment, generate tax benefits in the early years of the lease term for the Company and its subsidiaries.

    The Company finances a majority of its lease originations utilizing securitizations. The Company has utilized several structures in its securitizations, each designed to reduce the Company's cost of capital or improve upon existing financing terms. Prior to 1997, the Company's securitizations, which did not transfer control of the leases, were recorded as financings for financial reporting purposes. Beginning in 1997, the Company's securitizations qualified as sales for financial reporting purposes in accordance with the new accounting standard for the transfer of financial assets, SFAS No. 125, as control of the leases was transferred. Accordingly, gain on sale of leases was recognized beginning in 1997. The Company's current lease securitization structure is a commercial paper based conduit facility in which the Company contributes its leases (including related residuals) to a special purpose limited liability entity. Such entity sells the leases to an owner trust and the owner trust then sells certificates backed by the leases to an unaffiliated special purpose corporate entity which administers a multi-seller commercial paper conduit.

     The change in structure of the Company's securitizations from financings to sales has had, and will continue to have, a significant effect on the Company's balance sheet and income statement. Under financing treatment the Company recorded its net investment in leases as assets and the funds raised from securitizations as non-recourse notes payable on its balance sheet. Under sale treatment the only item to appear on the balance sheet is an asset, the securitization receivable. The existing balance of net investment in leases and non-recourse notes payable should decline over time as the existing on-balance sheet leases are paid down and new leases are sold under new securitization facilities. Under financing treatment the Company records lease contract revenue and interest expense on the non-recourse debt. Initial direct costs associated with the origination of leases are amortized as an expense over the life of the leases and provisions for credit losses are recorded based upon loss experience. Under sale treatment the Company records a gain on sale of leases. Initial direct costs associated with the origination of the leases sold are expensed at the time of the sale and reduce the reported gain on sale. As a result of structuring its securitizations as sales, the Company's lease contract revenue and interest expense on the non-recourse notes payable will decline as existing leases paydown and new leases are sold under the new securitization facilities.

    The Company sells each pool of leases for a price equal to the present value of future cash flows, including guaranteed residuals. Upon sale, the Company receives in cash a substantial portion of the present value of future cash flows, with the remaining balance held as collateral by the owner trust. Any such amount is included on the Company's balance sheet as the securitization receivable. Recourse to the Company in such sales is limited to the extent of the securitization receivable with respect to the leases sold. The Company retains the servicing rights and responsibilities for each pool of leases sold and receives as compensation normal servicing fees over the life of such leases.

    The Company recognizes gain on the sale of leases at each sale date based on a determination of the present value of the estimated future amounts to be realized by the Company in connection with such sale. These estimates consider all cash flows generated by the leases sold over their life less: (i) trustee and other transaction related fees; (ii) credit enhancement expenses, if any (such as the monoline insurers' fee, if the leases are wrapped as in the most recent securitizations); (iii) normal servicing fees, which are retained by the Company in its capacity as servicer and are recognized over the life of the transaction; and (iv) principal and interest payments to purchasers under the certificates. The securitization receivable is reduced by an allowance which is estimated by the Company to be adequate to cover future credit losses. No allowance is made for estimated prepayments, which historically have been insignificant due to the non-cancelable nature of the leases.

    The Company evaluates the carrying value of the securitization receivable for each sale transaction at the end of each reporting period in light of actual credit loss experience of the underlying leases sold and would make adjustments to charge or credit operating results accordingly. To date, the Company has not recorded any such adjustments. The Company believes that there is currently no active market for the sale of its securitization receivable.

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

                SUMMARY CONSOLIDATED FINANCIAL AND OPERATING DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       YEAR ENDED DECEMBER 31,
                                              ------------------------------------------
                                                1993      1994         1995         1996        1997(1)
                                              ------     -------     --------     --------     --------
INCOME STATEMENT DATA:
Revenues:
  Lease contract revenue ..............       $4,286      $7,132     $ 10,621    $ 16,834     $ 14,252
  Gain on sale of leases ..............           --          --           --          --       12,111(2)
  Fee income ..........................          567         607        1,364       2,067          537
  Servicing and other income ..........          256         292          555         595        2,442
                                              ------      ------     --------    --------     --------
          Total revenues ..............        5,109       8,031       12,540      19,496       29,342
                                              ------      ------     --------    --------     --------
Expenses:
  Interest expense ....................        1,577       2,589        4,513       6,434        7,675
  Compensation and related
     expenses .........................          948       1,484        1,796       2,859        3,270
  Amortization of initial direct
     costs ............................          640         848        1,302       1,893        3,021
  Provision for credit losses .........          172         223          621       1,137        1,581
  Other general and administrative
     expenses .........................          627         601          807       1,345        2,633
                                              ------      ------     --------    --------     --------
          Total expenses ..............        3,964       5,745        9,039      13,668       18,180
                                              ------      ------     --------    --------     --------
  Income before minority interest
     and income taxes .................                                                       $ 11,162
  Minority interest ...................                                                           (585)
                                                                                              --------
  Income before income taxes ..........                                                         10,577
  Provision for income taxes ..........                                                         (3,700)
                                              ------      ------     --------    --------     --------
Net income ............................       $1,145      $2,286     $  3,501    $  5,828     $  6,877
                                              ======      ======     ========    ========     ========
Earnings per share basic and diluted...       $  .21      $  .42     $    .64    $   1.06     $   1.14
                                              ======      ======     ========    ========     ========
Weighed average number of Common Stock
  and Common Stock equivalent Shares
  outstanding..........................        5,504       5,504        5,504       5,504        6,010
                                               =====       =====     ========    ========     ========
Pro forma amounts (unaudited): ........
  Income before income taxes and
    minority interest .................                                                       $ 11,162
  Provision for income taxes ..........                                                          4,018
                                                                                              --------
  Income before minority interest .....                                                          7,144
  Minority interest ...................                                                          1,071
                                                                                              --------
Net income ............................                                                       $  6,073
                                                                                              ========
Net income per share ..................                                                       $   1.00
                                                                                              ========
Weighted average number of shares
  of common stock outstanding .........                                                          6,097
                                                                                              ========

(1) Includes operating results relating to Commercial Capital since its acquisition on June 2, 1997 and Transamerica Specialty Vehicle Finance Division since the acquisition of December 1, 1997. See "Business -- Recent Acquisitions."

(2) Beginning in 1997, the Company's securitizations qualified as sales for financial reporting purposes.

                SUMMARY CONSOLIDATED FINANCIAL AND OPERATING DATA
                             (DOLLARS IN THOUSANDS)

                                                           DECEMBER 31,
                                     --------------------------------------------------------
                                       1993        1994        1995        1996       1997(1)
                                     --------    --------    --------    --------    --------
BALANCE SHEET DATA:
Cash and cash equivalents .......    $  2,429    $  4,145    $  4,323    $  8,064    $ 28,553
Net investment in leases ........      34,528      56,060      90,359     135,087     148,954
Total assets ....................      37,311      61,242      96,051     144,437     212,197
Notes payable -- recourse .......      14,885      11,481       8,833      32,272      76,065
Notes payable -- non-recourse ...      14,253      36,014      67,686      89,975      60,317
Deferred income taxes ...........          --          --          --          --      11,200
Total liabilities ...............      32,218      53,775      86,501     134,140     164,313
Minority interest ...............          --          --          --          --       7,183
Shareholders' equity ............       5,093       7,467       9,550      10,297      40,701

                                        AT OR FOR THE YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------
                                1993        1994         1995         1996         1997
                               -------     -------     --------     --------     --------
OPERATING DATA:
Lease financing
  receivables originated:
  Number of contracts .....        993       1,488        1,370        3,630        4,473
  Lease originations(2) ...    $21,703     $34,290     $ 55,348     $ 80,638     $210,442
Leases serviced:
  Number of contracts .....      2,554       3,517        4,086        6,983        9,812
  Portfolio of leases
    serviced(3) ...........    $38,436     $61,797     $ 97,772     $148,086     $323,581
  Average portfolio
    yield(4) ..............       16.3%       16.1%        14.7%        15.2%        12.2%
Credit quality
  statistics:
  Delinquencies as a
    percentage of portfolio
    of leases serviced(5)
    31 -- 60 days .........       2.50%       2.52%        1.50%        2.89%        6.32%
    61 -- 90 days .........       0.31%       0.42%        0.86%        1.38%         .53%
    91 -- 120 days ........       0.10%       0.15%        0.78%        0.32%         .59%
    Over 120 days .........       0.99%       0.90%          --         1.04%        1.74%
                               -------     -------     --------     --------     --------
         Total ............       3.90%       3.99%        3.14%        5.63%        9.18%

  Net charge-offs(6) ......       0.09%       0.02%        0.39%        0.64%         .24%

(1) Includes assets and liabilities of Commercial Capital and the Transamerica Specialty Vehicle Finance Division.

(2) Represents the equipment cost (or the acquisition cost in the case of Commercial Capital and Transamerica Specialty Vehicle Finance Division) for leases originated during the period.

(3) Represents the aggregate of minimum lease payments, excluding non-dealer guaranteed residual values, for all leases serviced by the Company held as direct financing leases and leases sold to SPEs.

(4) Represents the average yield recognized during the period for the portfolio of leases serviced, excluding leases acquired from Transamerica valued at fair market value using the Company's cost of funds rate at the date of acquisition. The average portfolio yield of all leases serviced including Transamerica leases is 11.0%.

(5) Delinquencies at December 31, 1997 increased over the last year due to (i) significant growth in the portfolio of leases serviced along with an insufficient number of collectors at year end and (ii) increased delinquencies in the leases acquired from the Specialty Vehicle Division of Transamerica resulting from servicing being rendered insufficiently by Transamerica during the servicing transition process.

(6) Represents charge-offs (reduced by recoveries), divided by the respective period's average net investment, including residuals, under all leases serviced in the Company and either held as direct financing leases or sold.

RESULTS OF OPERATIONS

    The Company's revenues are comprised of lease contract revenue, gain on sale of leases, fee income, and servicing and other income. Lease contract revenue is the revenue recognized from the net investment in leases held. Gain on sale of leases is the revenue recognized under sale treatment for leases securitized. Fee income represents security deposits which are recognized as income upon lease expirations and commitment fees received upon the origination of leases. Servicing and other income includes normal servicing fees, late fees, interest income and earnings on amounts receivable from the owner trust.

    The Company's expenses are comprised of interest expense, compensation and related expenses, amortization of initial direct costs, provisions for credit losses and other general and administrative expenses. Interest expense includes the expense related to notes payable and the amortization of related debt issuance costs. Compensation and related expenses include salaries and bonuses for employees and management fees to affiliates. Amortization of initial direct costs relates to costs associated with originating leases, including commissions, which are amortized over the period of the leases. Provisions for credit losses are provided based on estimated future credit losses. Other general and administrative expenses include trustee, legal and other professional fees, and occupancy and other office-related expenses.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996. Leases originated increased from $80.6 million for the year ended December 31, 1996 to $159.5 million, exclusive of leases acquired in the Transamerica purchase, for the comparable period in 1997, representing an increase of 97.9%. The number leases originated decreased from 3,630 for the year ended December 31, 1996 to 2,677, excluding the 1,796 leases purchased from Transamerica. This increase in dollar volume and the decrease in the number of leases originated was due to an increase in the average ticket size in 1997 over the 1996 period. During the year ended December 31, 1996, the Company originated a relatively high volume of leases having a small average ticket size to businesses in the funeral home industry. The average annualized yield of the portfolio of leases serviced decreased from 15.2% for the year ended December 31, 1996 to 12.2% for the comparable period in 1997. This decrease in yield resulted primarily from
(i) the reduction in the average estimated residual income inherent in lease contracts originated in 1997 and (ii) the impact of the Company's continuing focus on relatively larger lease transactions involving lessees with relatively stronger credit (and hence lower implicit interest rates) including high volume equipment provider programs.

    The portfolio of leases serviced increased from $148.1 million at December 31, 1996 to $323.6 million at December 31, 1997, representing an increase of 118.5%. This increase was due to 1997 lease originations and the acquisition of the Specialty Vehicle Finance Division of Transamerica.

    Lease contract revenue decreased from $16.8 million for the year ended December 31, 1996 to $14.3 million for the comparable period in 1997, representing a decrease of 14.9%, due primarily to a decreased average net investment in leases owned during the 1997 period.

    As described above, in 1997, the Company's securitizations have predominantly been structured as sales for financial reporting purposes, rather than as financing transactions as was the case in prior years. During the year ended December 31, 1997, the Company recognized a gain on sale of $12.1 million. Since the Company plans to continue to structure its securitizations as sale transactions, it anticipates that gain on sale of leases will increase and become a larger portion of revenues in the future.

    Fee income decreased from $2.1 million for the year ended December 31, 1996 to $537,000 for the comparable period in 1997, representing a decrease of 74.4%. This decrease was due primarily to the decline of security deposits recognized as income upon lease expiration. Commencing in late 1996, the Company began to credit security deposits to customers at lease expiration rather than retaining and recognizing such deposits as income.

    Servicing, interest, and other income increased from $595,000 for the year ended December 31, 1996 to $2.4 million for the comparable period in 1997, representing an increase of 303.4%, due primarily to the earnings of the Company's securitization receivable.

    Total revenues increased from $19.5 million for the year ended December 31, 1996 to $29.3 million for the comparable period in 1997, representing an increase of 50.3%.

    Interest expense increased from $6.4 million for the year ended December 31, 1996 to $7.7 million for the comparable period in 1997, representing an increase of 20.3%. The increase was due to increased average borrowings outstanding during the 1997 period as compared to the prior year.

    Compensation and related expenses increased from $2.9 million for the year ended December 31, 1996 to $3.3 million for the comparable period in 1997, representing an increase of 13.8%. The increase was due primarily to the increase in the number of employees as the Company continues to increase its portfolio of leases serviced.

    Amortization of initial direct costs increased from $1.9 million for the year ended December 31, 1996 to $3.0 million for the comparable period in 1997, representing an increase of 57.9%. The increase was due primarily to an increased average net investment in leases during the 1997 period over the comparative prior year period. Additionally, initial direct costs, relative to the investment in leases, increased from December 31, 1995 to December 31, 1996, which resulted in increased amortization charges during the 1997 period as compared to the prior year.

    Delinquencies at December 31, 1997 increased over last year due to (i) significant growth in the portfolio of leases serviced along with an insufficient number of collectors at year end and (ii) increased delinquencies in the leases acquired from the Speciality Vehicle Division of Transamerica resulting from servicing being rendered insufficiently by Transamerica during the servicing transition process.

    The provision for credit losses increased from $1.1 million for the year ended December 31, 1996 to $1.6 million for the comparative period in 1997, representing an increase of 45.5%. This increase was due to increased lease originations offset by a decrease in the provision rate (as a percentage of originations) due to improved actual loss experience.

    Other general and administrative expenses increased from $1.3 million for the year ended December 31, 1996 to $2.6 million for the comparable period in 1997, representing an increase of 100%. The increase was due primarily to increased trustee and legal fees incurred during the 1997 period, a significant portion of which relates to the most recent securitization structure, and to increased occupancy and related costs associated with supporting the Company's growth.

    Total expenses increased from $13.7 million for the year ended December 31, 1996 to $18.2 million for the comparable period in 1997, representing an increase of 32.8%.

    As a result of the above factors, net income increased from $3.2 million for the year ended December 31, 1996 to $6.9 million for the comparable period in 1997, an increase of 115.6%.

    YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995. Leases originated increased from $55.3 million for the year ended December 1995 to $80.6 million for the comparable period in 1996. The number of leases originated increased from 1,370 for the year ended December 31, 1995 to 3,630 for the comparable period in 1996. The average yield of the portfolio of leases serviced increased from 14.7% for the year ended December 31, 1995 to 15.2% for the comparable period in 1996. The increase in dollar volume and the increase in the yield of the portfolio of leases serviced were due to the increase in higher yielding small ticket leases. The corresponding increase in the number of leases was due to the increased number of small ticket leases to businesses in the funeral home industry.

    Lease contract revenue increased from $10.6 million for the year ended December 31, 1995 to $16.8 million for 1996, representing an increase of 58.5%. The increase in lease contract revenue was due to the increase in the Company's average net investment in leases.

    Fee income increased from $1.4 million for the year ended December 31, 1995 to $2.1 million for 1996, representing an increase of 51.5%. The increase in fee income was primarily attributable to the increase in the amount of security deposits recognized as income upon lease expiration.

    Servicing, interest, and other income increased from $555,000 for the year ended December 31, 1995 to $595,000 for 1996, representing an increase of 7.2%. This increase was primarily attributable to an increase in interest income.

    Total revenues increased from $12.5 million for the year ended December 31, 1995 to $19.5 million for 1996, representing an increase of 55.5%.

    Interest expense directly associated with the Company's lease borrowings increased from $4.5 million for the year ended December 31, 1995 to $6.4 million for 1996, representing an increase of 42.6%. The increase in such interest expense was primarily due to the increased borrowings attributable to the increase in the Company's net investment in leases. At December 31, 1996, such aggregate recourse and non-recourse borrowings had increased from $76.5 million for the prior year to $122.2 million, representing an increase of 59.8%.

    Compensation related expenses increased from $1.8 million for the year ended December 31, 1995 to $2.9 million for 1996, representing an increase of 59.2%. The increase was due to management fees of $600,000 paid to PLM for certain management, accounting, financial and other advisory services and increases in the number of employees and compensation levels necessitated by the growth of the Company.

    Amortization of initial direct costs increased from $1.3 million for the year ended December 31, 1995 to $1.9 million for 1996, an increase of 45.4%, due primarily to the increase in investment in leases.

    The provisions for credit losses increased from $621,000 for the year ended December 31, 1995 to $1.1 million for 1996, representing an increase of 83.1%. The increase was primarily due to the increased investment in leases. See "Business --Collection Procedures and Policies." Net Charge-offs increased from 0.39% for the year ended December 31, 1995 to 0.64% for 1996. The increase in charge-offs was primarily due to two unusual charge-offs in the independent grocery store industry.

    General and administrative expenses, increased from $807,000 for the year ended December 31, 1995 to $1.3 million for 1996, representing an increase of 66.7%. This increase was primarily due to the increased costs associated with the increased lease originations for the year ended December 31, 1996, over the prior year and from servicing such portfolio of leases.

    Total expenses increased from $9.0 million for the year ended December 31, 1995 to $13.7 million for 1996, representing an increase of 51.2%.

    As a result of the above factors, net income increased from $1.9 million for the year ended December 31, 1995 to $3.2 million for 1996, representing an increase of 68.4%.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires a substantial amount of cash to implement its business strategy, including, without limitation, cash to: (i) finance the purchase of equipment that it leases; (ii) pay the fees and expenses incurred in the securitization of leases; (iii) pay the fees and interest expense under its bank lines of credit; (iv) pay operating expenses; and (v) satisfy working capital requirements. These cash requirements, which have been satisfied through securitizations, bank borrowings and the initial public offering of the Company's stock, will increase as the Company's lease originations increase. No assurance can be given that the Company will have access to the capital markets in the future for equity or debt issuances or for securitizations or that financing through bank lines of credit or other means will be available on acceptable terms to satisfy the Company's cash requirements.

    The following table sets forth the major components of the increase in cash and cash equivalents:

                                                  YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                             1995          1996          1997
                                           --------      --------      --------
                                                  (DOLLARS IN THOUSANDS)
Net cash provided by (used for)
  operating activities ...............     $  5,969      $ 10,704      $    327
Net cash provided by (used for)
  investing activities ...............      (35,176)      (49,815)      (27,673)
Net cash provided by (used for)
  financing activities ...............       29,385        42,852        47,835
                                           --------      --------      --------
Net increase in cash and cash
  equivalents ........................     $    178      $  3,741      $ 20,489
                                           ========      ========      ========

    The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support lease originations and satisfy line of credit repayment requirements. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1997, cash and cash equivalents totaled $28.6 million or 13.4% of total assets. At December 31, 1997, the Company maintained various lines of credit which provided for immediately available advances of up to $96.5 million, and advances under these lines of credit totaled $71.3 million.

    Cash provided by operating activities totaled $327,000 for the year ended December 31, 1997 compared to cash provided by operating activities of $10.7 million and $6.0 million for the years ended December 31, 1996 and 1995, respectively. This source of cash for operating activities in 1997 is attributed principally to the Company's net income before minority interest, depreciation, amortization, credit loss provision and deferred taxes of $15.8 million offset by the non-cash gain on sale of leases of $12.1 million and decreases in payables of $3.5 million.

    Cash used by investing activities totaled $27.7 million for the year ended December 31, 1997, compared to cash used in investing activities of $49.8 million and $35.2 million for the years ended December 31, 1996 and 1995, respectively. Lease payments received and proceeds from leases sold during the year ended December 31, 1997 totaled $196.2 million as compared to $36.6 million and $21.0 million in the years ended December 31, 1996 and 1995, respectively. Cash used for equipment purchased for leases originated in these same periods totaled $155.8 million, $82.1 million and $53.8 million, respectively. Additionally, cash paid for acquisitions amounted to $60.0 million during the year ended December 31, 1997.

    Cash provided by financing activities was $47.8 million for the year ended December 31, 1997, consisting principally of $37.6 million raised by the Company in its Initial Public Offering of Common Stock, proceeds from exercise of stock options of $1.2 million, and $117.2 million of borrowings under line of credit arrangements to fund lease originations offset by paydowns of those lines of credit of $109.5 million upon receipt of proceeds from the sale of leases. Financing activities provided cash of $42.9 million and $29.4 million during the years ended December 31, 1996 and 1995, respectively, principally resulting from borrowings to finance leases of $76.1 million and $107.9 million, less pay downs on such borrowings of $30.4 million and $78.9 million during the years ended December 31, 1996 and 1995, respectively.

    SECURITIZATIONS. Securitizations involve the pooling of lease receivables for sale in the secondary market. The primary advantages of securitizations include: (i) quick access to significant amounts of capital to fund growth in lease originations; (ii) relatively lower cost of funds than commercial bank financing; and (iii) greater flexibility with respect to sources of funding. From 1992 through December 31, 1997 the Company has completed the following securitizations:

COMMENCEMENT
    DATE                       AMOUNT               RATING            AGENCY          SUBORDINATION LEVEL
--------------             --------------           -------        --------------     -------------------
April 1992...............  $ 12.1 million             AA+          Duff & Phelps               20%
May 1993.................    10.6 million           AAA/Aaa        S&P/Moody's                 13%
June 1994................    30.0 million           A-1/P-1        S&P/Moody's                 13%
July 1995................    90.0 million           AAA/Aaa        S&P/Moody's                  8%
February 1997............    61.6 million           AAA/Aaa        S&P/Moody's                  8%
October 1997.............    74.3 million           AAA/Aaa        Duff & Phelps                2%
                           --------------
     TOTAL...............  $278.6 million

    The Company believes that it was one of the first independent leasing companies to enter into the asset backed securitization market. During 1997 the Company entered into its fifth securitization, which was a $100 million three-year revolving commercial paper based conduit facility with CoreStates Bank, N.A. Under this facility, the Company contributes its leases (including related residuals) to a special purpose limited liability entity. Such entity sells the leases to an owner trust and the owner trust then sells certificates backed by the leases to an unaffiliated special purpose corporate entity which administers a multi-seller commercial paper conduit. The transfer and sale of lease receivables under the commercial paper facility qualified as a sale for financial reporting purposes under SFAS No. 125 which became effective in 1997. Accordingly, gain on sale of leases was recognized beginning in 1997. Prior to 1997, the Company's securitizations did not qualify as sales and were recorded as financings for financial reporting purposes.

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

BANK LINES OF CREDIT. The Company uses bank lines of credit to fund leases pending inclusion in the Company's securitizations and to fund leases for retention in the Company's retained portfolio. Borrowings under the lines of credit are repaid with the proceeds received by the Company from securitizations and revenue received by the Company from retained leases. The Company will seek to obtain replacement or additional sources of financing as its current lines of credit expire or become fully utilized.

    The Company currently maintains an aggregate of $96.5 million in secured lines of credit to finance equipment purchases subject to on balance sheet direct financing leases. At December 31, 1997, the Company had an aggregate of $25.2 million available under such lines of credit. These lines of credit include: (i) a $15.0 million line of credit with Seafirst Bank under which interest is payable monthly at a rate of LIBOR plus 2% (this line expires during May 1998); (ii) a $5.0 million line of credit with Key Bank of Washington under which interest is payable monthly at a rate of LIBOR plus 2.0% (this line expires on July 31, 1998); (iii) $1.5 million line of credit with First Community Bank under which interest is payable monthly at 9.5%; (iv) a $75 million credit facility with CoreStates Bank, N.A. under which interest is payable monthly at LIBOR plus 1.5% (this facility expires July 1999 and was reduced to $50 million February 28, 1998). It is anticipated that the facility will be increased to more than $75 million in the near future. These lines of credit are secured by the on balance sheet leases and guarantees from the minority shareholder of T & W Financial Services Company, LLC and senior management of the Company, and limit the amount of funds which may be advanced to the Company to a percentage of the discounted value of such leases. See Note 5 to T&W Financial Corporation and Subsidiaries Financial Statements. The Company also maintains an additional aggregate of $3.0 million in an unsecured line of credit from a bank and a credit arrangement with PLM to finance internal operations and the purchase of leases prior to their securitization or placement on "lease-line" secured credit facilities. At December 31, 1997, the Company had no advances under these lines.

Subsequent to December 31, 1997, the Company began negotiating terms for a $100 million commercial paper securitization facility, and in connection therewith a new SPE will issue lease-backed certificates.

In February 1998, the Company entered into a short-term bridge financing agreement for approximately $37.7 million to provide the Company with additional warehouse funding availability. Interest is due monthly at the LIBOR rate plus 1.5% and the loan expires at the earlier of the completion of an $100 million securitization facility with the same financial institution or May 31, 1998.

    The Company believes, based on its historical cash requirements and anticipated uses of cash, that the cash currently available and the cash to be derived from the Company's operating, investing and financing activities will be sufficient to meet its cash requirements and implement its business plan through the end of 1999.

OUTLOOK - ISSUES AND UNCERTAINTIES

IMPACTS OF INFLATION AND CHANGING PRICES The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Company's operations. As a result, interest rates generally have a more significant impact on the Company's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or the same extent as the prices of goods and services.

    The Company's profitability is largely determined by the difference or spread between the effective interest charged by the Company under its leases and the interest paid by the Company under its lines of credit and securitizations. The leases underwritten by the Company typically require payments to be made by the lessee over a one to seven-year term at a fixed rate of interest that is determined by rates prevailing in the market at the time of lease approval. The Company finances the purchase of equipment that it leases primarily through lines of credit and the securitization of pooled leases. All of such lines of credit and certain of such securitizations require payments by the Company at variable rates of interest that are subject to frequent adjustment to reflect rates prevailing in the market for short-term borrowings. Accordingly, an increase in interest rates due to inflation or other causes could have a material adverse effect on the Company's financial condition, results of operations and prospects by reducing or eliminating the spread between the interest charged by the Company under its leases and the interest paid by the Company under its credit facilities and variable rate securitizations. Moreover, an increase in interest rates may cause the Company to raise the rate of interest that it charges to lessees, thereby reducing the demand for the Company's lease products. In addition, until the Company securitizes its leases, it may fund the purchase of equipment and other costs of such leases from lines of credit and working capital. An increase in interest rates could have a material adverse effect on the Company's financial condition, results of operations and prospects by reducing the gain on sale recognized by the Company in future securitizations. The Company has entered into interest rate collar agreements on behalf of the owner trusts to protect against the risk of significant increases in interest rates. However, such agreements limit the Company's ability to participate in the benefits of lower interest rates.
In addition, there can be no assurance that such agreements will adequately insulate the Company from interest rate risks.

    The Company discounts the estimated future cash flows related to the securitization receivable at a discount rate that it believes is consistent with the required risk-adjusted rate of return to an independent third-party purchaser of the securitization receivable. If prevailing interest rates rise, the required discount rate might also rise, thus potentially reducing the gain on sale in future securitizations.

    EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS -- Recently issued accounting standards having relevant applicability to the Company consist primarily of Statement of Financial Accounting Standard No. 130 "Reporting
Comprehensive Income" and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", each of which relate to additional reporting and disclosure requirements effective for financial statement periods beginning after December 15, 1997. It is not expected that the adoption of these accounting pronouncements will have a material effect on the Company's operating results or financial condition.

    YEAR 2000 - As the year 2000 approaches, there are uncertainties concerning whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. Management has not completed its assessment of the significant internal computer systems currently in place at the Company, or the systems of third parties with which the Company does business. Because of the Company's significant increase in transactional volume, management is evaluating new computer systems which are year 2000 compliant as a solution to the internal systems issues. Software producers and vendors of the Company's significant software and data processing systems have represented their products to be year 2000 compliant and management does not expect the resolution of any year 2000 issues currently existing will have a material effect on the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by the item are included or incorporated by reference herein as described at Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information contained under the caption "Election of Directors" AND "Information about the Nominees" in the Proxy Statement is incorporated herein by reference in response to this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

    Information contained under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference in response to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information contained under the caption "Beneficial Ownership of Common Stock" in the Proxy Statement is incorporated herein by reference in response to this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information contained under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference in response to this Item 13.

                                   PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1)  Financial Statements

                   T&W FINANCIAL CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                             PAGE
                                                                                             ----
          Report of Independent Certified Public Accountants..............................    F-1

          Consolidated Balance Sheets as of December 31, 1996 and 1997....................    F-2

          Consolidated Statements of Income for the years ended December 31, 1995,
            1996 and 1997.................................................................    F-3

          Consolidated Statement of Shareholders' Equity for the years ended
            December 31, 1995, 1996 and 1997..............................................    F-4

          Consolidated Statements of Cash Flows for the years ended December 31, 1995,
            1996 and 1997.................................................................    F-5

          Notes to Consolidated Financial Statements......................................    F-6

     (a) (2)  Financial Statement Schedules
              All schedules are omitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto or is not material.

     (a) (3)  Exhibits
              See Exhibit Index under the caption "Exhibit Index" on page 24 of this Form 10-K.

     (b) During the quarter ended December 31, 1997, the Company filed a Current Report on Form 8-K dated November 15, 1997 relating to the acquisition of the Transamerica Specialty Vehicle Finance Division. An amended Form 8-KA was filed on February 13, 1998 with audited financial statements of the acquired division.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    T & W FINANCIAL CORPORATION

                                    By: /s/ Paul B. Luke
                                        ----------------------
                                        Paul B. Luke
                                        Senior Vice President, Chief Financial
                                        Officer, Secretary, Treasurer and
                                        Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael A. Price
    ---------------------
    Michael A. Price
    Director, Chairman of the Board and CEO
    3/31/98

By: /s/ Thomas W. Price
    ---------------------
    Thomas W. Price
    Director and President
    3/31/98

By: /s/ Kenneth W. McCarthy, Jr.
    ----------------------------
    Kenneth W. McCarthy, Jr.
    Director, Senior Vice President and General Counsel
    3/31/98

By: /s/ Paul B. Luke
    ----------------------------
    Paul B. Luke
    Director, Senior Vice President, Chief Financial Officer,
      Secretary and Treasurer
    3/31/98

By: /s/ Kenneth L. Hatch
    ----------------------------
    Kenneth L. Hatch
    Director
    3/31/98

By: /s/ David N. Syferd
    ----------------------------
    David N. Syferd
    Director
    3/31/98

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
T&W Financial Corporation and Subsidiaries

    We have audited the accompanying consolidated balance sheets of T&W Financial Corporation and Subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T&W Financial Corporation and Subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                      BDO SEIDMAN, LLP

Seattle, Washington
March 27, 1998

                   T&W FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                DECEMBER 31,
                                                            --------------------
                                                              1996        1997
                                                            --------    --------
Cash and cash equivalents                                   $  8,064    $ 28,553
Dealer floor plans                                                --       6,797
Net investment in leases (Notes 3, 4, 5 and 6)               135,087     148,954
Securitization receivables (Note 4)                               --      16,362
Intangible assets, net                                            --       2,954
Other assets                                                   1,286       8,577
                                                            --------    --------
          Total Assets                                      $144,437    $212,197
                                                            ========    ========

Accounts payable and other accrued liabilities              $  5,634    $  7,107
Notes payable -- recourse (Note 5)                            32,272      76,065
Notes payable -- nonrecourse (Note 6)                         89,975      60,317
Security deposits                                              6,259       9,624
Deferred income taxes (Note 7)                                    --      11,200
                                                            --------    --------
          Total Liabilities                                  134,140     164,313
                                                            --------    --------
Minority interest                                                 --       7,183
                                                            --------    --------
Commitments and contingencies (Note 10)

Shareholders' Equity: (NOTE 8)
  Preferred Stock                                                 --          --

  Common stock and paid-in capital                             3,438      28,117
  Retained earnings                                            6,859      12,584
                                                            --------    --------
          Total Shareholders' Equity                          10,297      40,701
                                                            --------    --------
          Total Liabilities and Shareholders' Equity        $144,437    $212,197
                                                            ========    ========


          See accompanying notes to consolidated financial statements.

                   T&W FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEAR ENDED DECEMBER 31,
                                                 --------------------------------
                                                   1995        1996        1997
                                                 --------    --------    --------
Revenues:
  Lease contract revenue ....................    $ 10,621    $ 16,834    $ 14,252
  Gain on sale of leases (Note 4) ...........          --          --      12,111
  Fee income ................................       1,364       2,067         537
  Servicing and other income ................         434         331         902
  Interest income ...........................         121         264       1,540
                                                 --------    --------    --------
          Total Revenues ....................      12,540      19,496      29,342
                                                 --------    --------    --------
Expenses:
  Interest expense ..........................       4,513       6,434       7,675
  Compensation and related expenses .........       1,796       2,859       3,270
  Amortization of initial direct costs ......       1,302       1,893       3,021
  Provision for credit losses ...............         621       1,137       1,581
  Other general and administrative
     expenses ...............................         807       1,345       2,633
                                                 --------    --------    --------
          Total Expenses ....................       9,039      13,668      18,180
                                                 --------    --------    --------
  Income before minority interest and
     income taxes ...........................       3,501       5,828      11,162

Provision for income taxes (Note 7) .........          --          --       3,700
Minority interest ...........................          --          --         585
                                                 --------    --------    --------
Net income ..................................    $  3,501    $  5,828    $  6,877
                                                 ========    ========    ========
Earnings per share:
  Basic and Diluted..........................    $    .64    $   1.06    $   1.14
                                                 ========    ========    ========
Weighted average number of shares of common
  stock outstanding..........................       5,504       5,504       6,010
                                                 ========    ========    ========
Proforma amounts (unaudited):
  Historical Income before income taxes and
     minority interest ......................                            $ 11,162
  Provision for income taxes ................                               4,018
                                                                         --------
  Income before minority interest.                                          7,144
  Minority interest .........................                               1,071
                                                                         --------
Net income ..................................                            $  6,073
                                                                         ========
Net income per share ........................                            $   1.01
                                                                         ========
Weighted average number of shares of
  common stock outstanding ..................                               6,010
                                                                         ========


          See accompanying notes to consolidated financial statements.

                            T&W FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                 COMMON STOCK
                                                                  AND PAID IN     RETAINED
                                                      SHARES        CAPITAL       EARNINGS         TOTAL
                                                     --------    ------------     --------       --------
Balance at January 1, 1995 ....................         5,504      $  3,096       $  4,371       $  7,467
  Capital contributions .......................            --           342             --            342
  Distributions to shareholders ...............            --            --         (1,760)        (1,760)
  Net income ..................................            --            --          3,501          3,501
                                                     --------      --------       --------       --------
Balance at December 31, 1995 ..................         5,504         3,438          6,112          9,550
  Distributions to shareholders ...............            --            --         (5,081)        (5,081)
  Net income ..................................            --            --          5,828          5,828
                                                     --------      --------       --------       --------
Balance at December 31, 1996 ..................         5,504         3,438          6,859         10,297
  Stock options exercised (Note 8) ............           296         1,162             --          1,162
  Distributions to shareholders ...............            --            --         (1,152)        (1,152)
  Net proceeds from initial public offering ...         2,584        37,615             --         37,615
  Allocation of future tax liabilities to
      minority interest (Note 7) ..............            --        (7,500)            --         (7,500)
  Minority interest created upon
     restructuring ............................            --        (6,598)            --         (6,598)
  Net income ..................................            --            --          6,877          6,877
                                                     --------      --------       --------       --------
Balance at December 31, 1997 ..................         8,384      $ 28,117       $ 12,584       $ 40,701
                                                     ========      ========       ========       ========


          See accompanying notes to consolidated financial statements.

                   T&W FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                             1995           1996           1997
                                                          ----------     ----------     ----------
Net Income ...........................................    $    3,501     $    5,828     $    6,877
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Amortization and depreciation ......................         1,676          2,108          3,070
  Provision for credit losses ........................           621          1,137          1,581
  Gain on sale of leases .............................            --             --        (12,111)
  Minority interest ..................................            --             --            585
  Deferred taxes .....................................            --             --          3,700
Changes in assets and liabilities,
  exclusive of the effects of
  business acquisitions:
    Increase (decrease) in accounts payable
     and other accrued liabilities ...................           171          1,631         (3,510)
    Other ............................................            --             --            135
                                                          ----------     ----------     ----------
Net Cash Provided by Operating
  Activities .........................................         5,969         10,704            327
                                                          ----------     ----------     ----------
Cash Flows From Investing Activities:
  New leases originated ..............................       (53,767)       (82,066)      (155,825)
  Lease payments received ............................        21,026         36,575         59,129
  Initial direct costs incurred ......................        (1,776)        (4,324)        (7,259)
  Increase in other assets ...........................          (659)            --             --
  Proceeds from sale of lease portfolio ..............            --             --        137,092
  Net advances on floor plans ........................            --             --           (585)
  Cash received in acquisition net of cash  paid .....            --             --             28
  Cash paid in business acquisition ..................            --             --        (60,038)
  Purchase of equipment ..............................            --             --           (215)
                                                          ----------     ----------     ----------
Net Cash Used by Investing
  Activities .........................................       (35,176)       (49,815)       (27,673)
                                                          ----------     ----------     ----------
Cash Flows From Financing Activities:
  Proceeds from recourse and nonrecourse
     borrowings ......................................       107,941         76,098        117,187
  Payments on recourse and nonrecourse
     borrowings ......................................       (78,916)       (30,368)      (109,482)
  Net increase in security deposits ..................         1,950          1,333          3,521
  Proceeds from sale of common stock
      net of costs ...................................            --             --         37,615
  Debt issue costs paid ..............................          (431)           (90)          (900)
  Proceeds from exercising options ...................            --             --          1,162
  (Increase) decrease in advances to
     related party ...................................           601             --           (116)
  Distributions to shareholders ......................        (1,760)        (4,121)        (1,152)
                                                          ----------     ----------     ----------
  Net Cash Provided by Financing
     Activities ......................................        29,385         42,852         47,835
                                                          ----------     ----------     ----------
Net Increase in Cash and Cash Equivalents ............           178          3,741         20,489
Cash and Cash Equivalents, beginning of year .........         4,145          4,323          8,064
                                                          ----------     ----------     ----------
Cash and Cash Equivalents, end of year ...............    $    4,323     $    8,064     $   28,553
                                                          ==========     ==========     ==========


          See accompanying notes to consolidated financial statements.

                   T&W FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    T&W Financial Corporation ("T&W" or the "Company") is a specialized commercial finance company that was formed in November 1997 to provide capital equipment financing, principally in the form of leases, to commercial entities. Previously, the Company's operations were part of a group of pass-through entities, each having primarily the same two individual owners. The assets, liabilities and operations of these pass-through entities were transferred to T & W Financial Services Company, L.L.C., ("TWFSC") a newly formed limited liability company owned 85% by T&W and 15% by T & W Funding Company VI, L.L.C., an entity owned by T&W's senior management. The Company's operations extend throughout the United States, with no significant concentration in any region except the Pacific Northwest. The Company's headquarters are located in Tacoma, Washington.

    Principles of Consolidation -- These consolidated financial statements include the accounts and transactions of the Company's subsidiaries and give retroactive effect to include the pass-through entities as if they had always been consolidated in a manner similar to a pooling of interests. A minority interest exists for that portion of the Company's ownership held directly by the Company's senior management. Significant intercompany transactions and accounts have been eliminated in consolidation. The operating results of the former pass through entities are included in the consolidated financial statements for each period presented. Pro forma operating results presented for the year ended December 31, 1997 reflect adjustments to the historical results of the consolidated group as of the beginning of 1997 for (i) the inclusion of a 15% minority interest in TWFSC and
(ii) income taxes as if the Company had been treated as a taxable entity for the entire year rather than as an affiliated group of pass-through entities prior to the Company's formation.

    Lease Accounting -- All of the Company's leases are accounted for as direct financing leases. Under this accounting method, the net present value of future minimum lease rentals and the estimated residual value of equipment at lease end are recorded as assets. Lease contract revenue is recognized over the lease term at a constant rate of return on the Company's net investment in the lease. Initial direct costs of acquiring a lease are capitalized and amortized over the lease term in order to produce a constant net rate of return on the net investment in the lease. Residual values are estimated at the inception of the lease and evaluated periodically for impairment.

    Dealer Floor Plans -- The Company enters into inventory security agreements with select dealers of limousines and funeral cars. These agreements are secured primarily by dealer inventory, accounts receivable, equipment and proceeds from equipment sales. Financed inventory is covered by manufacturer's repurchase agreements.

    Allowance for Credit Losses -- The allowance for credit losses is maintained at a level the Company believes is sufficient for estimated future losses related to uncollectible lease receivables. Management estimates the allowance based upon reviews of individual leases, historical loss experience, current economic conditions, the known and inherent risk characteristics of the various categories of leases and other pertinent factors. Leases determined uncollectible are charged to the allowance. Provisions for losses and recoveries on leases previously charged off are added to the allowance. Allowances relating to leases sold are removed from the allowance for credit losses. The Company's allowance for credit losses is based on estimates and qualitative evaluations, and ultimate losses will vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary they are reported in earnings in the period in which they become known.

    Cash and Cash Equivalents -- The Company considers all short-term investments with an initial maturity of three months or less when purchased to be cash equivalents. Cash received from Special Purpose Entity (the "SPE") lease receivables is deposited in separate bank accounts. These funds are required to be utilized to pay SPE debt service and other associated costs, with the balance being remitted monthly to the Company.

    Taxes on Income -- Certain of the Company's subsidiaries were pass-through entities for income tax purposes as defined by applicable provisions of the Internal Revenue Code and certain statutes and, accordingly, were not subject to income taxes. The pass-through status of these entities terminated on November 7, 1997 as a result of their acquisition by the Company and concurrent initial public offering of the Company's common stock.

    The Company and its subsidiaries account for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in a company's financial statements or tax return. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

    Estimates -- The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Fair Value of Financial Instruments -- The carrying amounts of assets and liabilities excluding the Company's net investment in leases for which fair value disclosures are not required are considered to be reasonable estimates of fair value because of the short maturity of these items. The carrying amounts of notes payable are considered to approximate fair value because they bear interest at relatively recently established market rates or at variable interest rates which are repriced frequently.

    Concentration of Credit and Financial Instrument Risk -- At December 31, 1997, approximately 32.5% of the Company's lease portfolio consists of leases in select industries where the Company has focused its marketing efforts. Of this percentage approximately 9.2% and 8.6% were in the fast food franchise and independent grocery store industries, respectively. The Company controls its credit risk through credit standards, limits on exposure, and by monitoring the financial condition of its lessees. The Company uses a credit scoring system as a guide in evaluating the credit risk of applicants. The Company generally requires the leased assets to serve as collateral for the leases and requires all lessees to provide adequate collateral protection and liability insurance throughout the base contract term. Additionally, the Company controls its credit exposure to any one client or industry by monitoring and limiting such exposure through additional credit enhancement. Inherent to leasing is the residual value risk associated with lease contracts. The Company manages this residual risk through adherence to a residual valuation procedure at lease inception. Cash is held primarily in bank accounts and money market funds with high quality financial institutions and at times deposits exceed federally insured limits. Cash equivalents are invested in short-term debt instruments and the limits of credit exposure to any one issuer are monitored by management.

    Impairment of long-lived assets -- The Company evaluates its long-lived assets for financial impairment, and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

    Stock-Based Compensation -- Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

    Net Income Per Share -- FAS No. 128, issued in February 1997 requires presentation of basic and diluted earnings per share for periods ending after December 15, 1997. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the number of shares utilized as the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The Company's outstanding options have been considered utilizing the treasury stock method in calculating diluted earnings per share and would have increased the denominator by 0, 0 and 413 for December 31, 1995, 1996 and 1997, respectively.

    Effect of Recently Issued Accounting Standards -- Recently issued accounting standards having relevant applicability to the Company consist primarily FAS No. 130 "Reporting Comprehensive Income" and FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", each of which relate to additional reporting and disclosure requirements effective for financial statement periods beginning after December 15, 1997. It is not expected that the adoption of these accounting pronouncements will have a material effect on the Company's operating results or financial condition.

    Reclassifications -- Certain amounts have been reclassified in prior year financial statements to conform with current year presentations.

NOTE 2. BUSINESS ACQUISITIONS

    Effective December 1, 1997, the Company purchased certain assets from Transamerica Commercial Finance Corporation ("Transamerica") for a purchase price of $58.6 million. The purchased assets represent the Specialty Vehicle Finance Division (the "Division") of Transamerica and primarily include lease receivables, dealer floorplan receivables and dealer and manufacturer contracts. This transaction has been accounted for utilizing the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon estimates of their fair values. The results of operations of the Division are included in the Company's financial statements from the date of acquisition.

    The following table reflects the unaudited pro forma combined operations of the Company and the acquired Transamerica Division for the years ended December 31, 1996 and 1997 as if the acquisition had taken place at the beginning of 1996 and 1997, respectively. Appropriate adjustments have been made to reflect the cost basis used in recording this acquisition. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combination been in effect on the date referred to above, that have resulted since the date of the acquisition or that may result in the future (in thousands, except per share amounts):

                                 YEAR ENDED              YEAR ENDED
                              DECEMBER 31, 1996       DECEMBER 31, 1997
Revenues                          $ 23,515                 $33,629
Net income                        $  6,028                 $ 7,142
Net income per share              $   1.10                 $  1.19

    On June 2, 1997, the Company acquired for approximately $5.5 million, the operations of Commercial Capital Corporation, including substantially all the assets and liabilities related to this equipment leasing business located near Kansas City. The purchase price was comprised of 10% cash and a promissory note payable for the remainder. This transaction has been accounted for as a business combination utilizing the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon estimates of fair values. The estimated fair value of assets acquired in the acquisition approximated $7.1 million, including intangible assets of approximately $2.2 million, and liabilities assumed approximated $1.6 million. Intangible assets recorded in purchase accounting are amortized over their respective estimated lives, which range from 5 to 10 years. The Company's operating results for 1996 and 1997, determined on a pro forma basis as if the business combination had occurred as of the beginning of these years, would not have differed materially from actual operating results.

NOTE 3.  NET INVESTMENT IN LEASES

    The Company's investments in leases have been pledged as collateral for certain notes payable. The investment in leases which are in SPE's and pledged as collateral for related debt are referred to herein as "Securitized". The net investment in leases presented on a basis by type of borrowing for which the investment is pledged as collateral is summarized as follows (in thousands):

                                                           DECEMBER 31,
                                                   ---------------------------
                                                      1996             1997
                                                   ----------       ----------
SECURITIZED:
Minimum lease payments receivable ...........      $  106,279       $   70,811
Estimated residual value of leased
  equipment, net ............................           9,719            8,620
Unearned lease revenue ......................         (19,683)         (11,619)
                                                   ----------       ----------
                                                       96,315           67,812
                                                   ----------       ----------
NOT SECURITIZED:
Minimum lease payments receivable ...........          41,807           78,428
Estimated residual value of leased
  equipment, net ............................           2,337           14,651
Unearned lease revenue ......................          (8,576)         (13,186)
                                                   ----------       ----------
                                                       35,568           79,893
                                                   ----------       ----------

Allowance for credit losses .................          (1,323)          (1,235)
Initial direct costs, net ...................           4,527            2,484
                                                   ----------       ----------

     Net Investment in Leases ...............      $  135,087       $  148,954
                                                   ==========       ==========

    Accumulated amortization of initial direct costs approximated $3.1 million and $4.0 million at December 31, 1996 and 1997, respectively. As of December 31, 1997, future minimum annual lease payments receivable excluding guaranteed residual values are as follows (in thousands):

        1998 ......................................     $ 54,511
        1999 ......................................       41,652
        2000 ......................................       28,302
        2001 ......................................       14,830
        2002 and thereafter .......................        9,944
                                                        --------
                                                        $149,239
                                                        ========

    A summary of activity in the allowance for credit losses account is as follows (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               1995         1996         1997
                                             --------     --------     --------
BALANCE, beginning of year ..............    $    548     $    889     $  1,323
Provision for credit losses .............         621        1,137        1,581
Charge-offs .............................        (354)      (1,691)        (405)
Recoveries ..............................          74          988           50
Allowance allocated to leases
    sold ................................          --           --       (1,314)
                                             --------     --------     --------
BALANCE, end of year ....................    $    889     $  1,323     $  1,235
                                             ========     ========     ========

NOTE 4.  GAIN ON SALE OF LEASES

    In February 1997, the Company entered into a $100 million three-year, revolving credit securitization facility with a conduit entity, and in connection therewith formed an SPE to issue lease-backed certificates. Pursuant to terms of the facility, the Company sells and transfers pools of leases (including related residuals) to the SPE which then sells and transfers rights and title to the leased equipment to an owner trust which issues lease backed certificates to an unaffiliated SPE which administers a multi-seller commercial paper conduit. The transfer and sale of lease receivables and related guaranteed residuals qualified as a sale for financial reporting purposes under SFAS No. 125, which became effective in 1997. Accordingly, the related leases, guaranteed residuals and debt are not reported on the Company's balance sheet. Borrowings of $55.5 million were outstanding under this facility at December 31, 1997.

    In September 1997, the Company entered into a $74.3 million one year privately placed revolving credit securitization facility which qualified as a sale for financial reporting purposes under SFAS No. 125. Outstanding borrowings under this facility were $74.2 million at December 31, 1997.

    Leases and related residuals sold in 1997 under these two revolving credit securitization facilities had a net investment of approximately $162.4 million prior to their sale and produced a $12.1 million gain. This gain on sale represents the difference between the sales proceeds received plus the present value of the estimated future excess cash flows of the trust and the Company's net carrying value of the leases and related guaranteed residuals sold. The portion of the sales proceeds which are held as collateral by the trust are to be paid to the Company from the excess cash flows of the trust and are recorded as securitization receivables on the Company's balance sheet. The excess cash flows of the trust are the difference between the cash collected from the lessee and the (i) sum of principal and interest paid to investors in the asset backed securities; (ii) contractual servicing fees; (iii) defaults net of recoveries; (iv) trustee fees; (v) financial guaranty insurance; and
(vi) other trust expenses. At December 31, 1997 net securitization receivables totaled $16.4 million. Future cash flows to ultimately be received are dependent upon the actual default rates and recoveries experienced on the leases held by the trusts. The Company retains servicing rights for which it receives monthly servicing fee income.

    The securitization receivables and gain on sale are reduced by an allowance, which is estimated by the Company at the time of sale to be adequate to cover future credit losses. Prepayments are not anticipated in computing the present value of expected future cash flows as the lease contracts are non-cancellable and non-terminable and the Company has not historically experienced significant prepayments. To the extent that events occur which cause expected future cash flows to be materially below those estimated, the Company would reduce the net carrying amount of the securitization receivables and record a charge to earnings. Such charge would be recorded in the period in which the event occurred or became known to management.

NOTE 5. NOTES PAYABLE -- RECOURSE

    Notes payable for which the lender has recourse against the Company are secured by guarantees of shareholders and the underlying pledged leases and dealer floor plans (for lines of credit borrowings), and are summarized as follows (in thousands):

                                                                                                 DECEMBER 31,
                                                                                         ---------------------------
                                                                                           1996               1997
                                                                                         ---------         ---------
Payable to bank drawn on a $75 million credit facility (reduced to $50 million in February 1998), interest payable monthly at 1.5% above
  the LIBOR rate (7.47% at December 31, 1997), due in 1999............................   $     --          $  69,212
Payable to bank drawn on a $15 million credit line, interest..........................
  payable monthly at 2.0% above the 30 day LIBOR rate, (7.97% at
  December 31, 1997), due May 1998....................................................      14,996             1,201
Payable to bank drawn on a $15 million credit line (reduced to
  $10 million in February 1997), interest payable monthly at
  the annual Eurodollar rate, due October 1997........................................      15,000               --
Payable to bank drawn on a $5.0 million credit line, interest payable monthly at 2.0% above LIBOR (7.97% at December 31,
  1997), due July 1998................................................................       1,526               912
Payable to affiliate, interest payable monthly at 2.0% above the 30
  day LIBOR, due May and July 1998....................................................         750               --
Acquisition notes payable, interest at 8%, $750,000 due October
  1998 with remaining principal and interest due quarterly to
  2007, net of imputed interest discount of $237,000..................................         --              4,740
                                                                                         ---------         ---------
          Total Notes Payable -- Recourse.............................................   $  32,272         $  76,065
                                                                                         =========         =========

    The payable to affiliate is pursuant to a borrowing arrangement whereby the Company obtains working capital funds on the same terms as the related party borrows from a financial institution. The related party's debt is guaranteed by the related party's shareholders, which includes certain of the Company's executive officers and owners and by each of the Companies and Affiliates, except LLC IV.

    In addition to the above, the Company has a $1.5 million line of credit (with a former related party) available to August 1998, providing for borrowings bearing interest at 9.5%. At December 31, 1997, the Company has approximately $25.2 million of unused line-of-credit availability. The Company's lease receivables, except for leases pledged as SPE collateral, are pledged as collateral for the line-of-credit borrowings. Terms of certain credit agreements require, among other things, that the Company maintain certain financial ratios and net worth, as defined. The Company is in compliance with these restrictive covenants at December 31, 1997. The borrowings provide for principal repayments that are generally payable as lease receivable payments are received.

    At December 31, 1997, future annual maturities of notes payable - recourse are estimated as follows (in thousands):

        1998 ........................................    $28,438
        1999 ........................................     44,268
        2000 ........................................        310
        2001 ........................................        337
        2002 and thereafter .........................      2,712
                                                         -------
                                                         $76,065
                                                         =======

Information regarding recourse borrowings is summarized as follows (dollars in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               1995         1996         1997
                                             --------     --------     --------
Average balance .........................    $ 13,412     $ 14,847     $ 28,699
Average interest rate ...................         8.7%         8.4%         7.7%
Maximum month-end balance ...............    $ 26,527     $ 32,272     $ 81,835

NOTE 6. NOTES PAYABLE -- NON-RECOURSE

    During 1995, the Company entered into a $70 million revolving asset purchase facility and issued debt as part of an asset-backed financing conduit program. This facility was increased to $90 million during 1996. The facility was purchased by an entity that issues commercial paper (the "Purchaser"). The interest rate on the $53.3 million initial tranche of borrowings, which are due in 2002, is approximately 6.5%. The interest rate on additional borrowings is based upon the 30-day LIBOR rates. At December 31, 1996 and 1997, approximately $90 million ($61 million variable rate) and $60 million ($1.2 million variable rate), respectively, of borrowings were outstanding on this facility and the average interest rate approximated 6.0% and 6.6%, respectively. Borrowings are generally payable as lease receivable payments are received.

    Private placement fees, legal, printing and other expenses associated with the issuance of lease-backed notes are being amortized over the life of the notes to produce a constant periodic rate of interest. Amortization expense, which is included in interest expense, approximated $373,000, $215,000 and $472,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

At December 31, 1997, future annual maturities of notes payable non-recourse are estimated as follows (in thousands):

        1998 ........................................    $25,208
        1999 ........................................     17,281
        2000 ........................................     10,874
        2001 ........................................      5,584
        2002 and thereafter .........................      1,370
                                                         -------
                                                         $60,317
                                                         =======

Information regarding non-recourse borrowings is summarized as follows (dollars in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               1995         1996         1997
                                             --------     --------     --------
Average balance .........................    $ 49,778     $ 80,080     $ 77,173
Average interest rate ...................         6.7%         6.5%         6.5%
Maximum month-end balance ...............    $ 67,686     $ 89,989     $ 89,496

    Cash paid by the Company for interest (related to both recourse and non-recourse debt) approximated $4.1 million, $6.2 million and $6.6 million in 1995, 1996 and 1997, respectively.

NOTE 7.  INCOME TAXES

In November 1997, simultaneous to the Company's initial public offering of common stock, the Company completed a corporate restructuring which involved the combination of several non-taxable pass-through entities. These pass through entities were controlled by a common ownership group which contributed their interests to a limited liability company ("T & W Financial Services Company, LLC" or "the LLC") in return for a 15% minority interest in the LLC. The Company, a C Corporation, became the majority owner of the LLC. The former controlling group retained control of the consolidated entities through ownership of the Company's common stock. Upon change in ownership structure and consolidation of the former pass-through entities, $7.5 million of deferred tax liabilities were recorded by the Company. These deferred tax liabilities represent the estimated future taxes on the reversal of approximately $20 million of tax deductions previously passed through the combined entities to their owners. By agreement these future tax liabilities will be allocated directly to the former pass through entities' owners and will not become an obligation of the Company. Accordingly, the deferred tax liabilities recorded by the Company upon consolidation of the LLC are offset by a reduction of the Company's paid in capital. Upon the reversal of these temporary differences the deferred tax liabilities will be reduced and paid in capital will be restored.

    The income tax provision consists of the following for the year ended December 31, 1997:

Current provision:
  Federal                                                               $     --
  State                                                                       --
                                                                        --------
     Total current provision                                                  --

Deferred provision:
  Federal                                                                  3,030
  State                                                                      670
                                                                        --------
     Total deferred provision                                              3,700
                                                                        --------
Provision for income taxes                                              $  3,700
                                                                        ========

    The provision for income taxes for the year ended December 31, 1997 differed from amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

                                                           Amount        Rate
                                                          --------     --------
Tax at U.S. federal income tax rate                       $  3,795         34.0%
Tax effect of pass-through entities                           (537)        (4.8)
Effect of state taxes, net                                     442          4.0
                                                          --------     --------
Provision for income taxes                                $  3,700         33.2%
                                                          ========     ========

    The temporary differences which give rise to net deferred tax assets and liabilities are as follows at December 31, 1997 (in thousands):

Depreciation and amortization                                          $ 86,760
Lease revenue                                                           (98,655)
Accruals and reserves                                                       495
Tax carryforwards                                                           200
                                                                       --------
     Net deferred income tax liabilities                               $(11,200)
                                                                       ========

NOTE 8. CAPITAL STOCK, STOCK OPTIONS AND EMPLOYEE BENEFIT PLAN

    The Company's authorized capital stock consists of 40,000,000 shares of Common Stock, par value $0.01 per share, and 10,000,000 shares of Preferred Stock, par value $0.01 per share (the "Preferred Stock").

    Common Stock. Holders of Common Stock are entitled to one vote per share on all matters to be voted on by the shareholders. There are no cumulative voting rights. Holders of Common-Stock are entitled to receive ratably dividends, declared from time to time by the Board of Directors out of funds legally available therefor. In the event of the liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of the Company's liabilities. Holders of Common Stock have no preemptive rights and the Common Stock in neither redeemable nor convertible into any other securities.

    Preferred Stock. The Company is authorized to issue "blank check" Preferred Stock, which may be issued from time to time in one or more series upon authorization by the Company's Board of Directors. The Board of Directors, without further approval of the shareholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each series of the Preferred Stock. The Company has no current plans to issue shares of Preferred Stock.

    In July 1996, the Company granted fully vested, ten-year option rights to certain key employees for the purchase of approximately 5% (295,800 shares) of the Company's shareholders' equity at an exercise price of $3.93, which was determined by the Company's Board of Directors to be not less than the fair value of such ownership interest at the date of grant. Inasmuch as all option rights issued to employees have an exercise price not less than the fair market value of the Company's underlying securities on the date of grant, in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method prescribed by SFAS 123, the Company's net income would not have differed materially. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for the July 1996 grant: expected life of options of 2 years, risk-free interest rate of approximately 6.1%, a 0% dividend yield, and expected volatility of 0%. The weighted average fair value at date of grant for options granted during 1996 approximated $.44 per option.

    In July 1997, certain members of Company senior management exercised in full all outstanding and fully vested stock options in exchange for demand promissory notes with interest at 8%, payable annually, having a combined total amount of approximately $1.2 million. Pursuant to terms of the stock options, the Company issued 295,800 shares at an exercise price of $3.93 per share. The exercising option holders repaid these promissory notes plus accrued interest with proceeds from the sale of some of those shares in the Company's initial public offering in November 1997.

    The Company has an incentive stock option plan (the "ISO Plan") and an employee stock purchase plan (the "ESP Plan") pursuant to which options to purchase shares of the Company's common stock may be granted to employees. The ISO Plan provides that one million shares of the Company's common stock may be awarded to employees at an option price not less than the fair market value of the shares on the date of grant. The ISO Plan options vest ratably over five years and generally expire ten years from the date of grant. The ESP Plan provides that eligible employees may purchase up to 100,000 shares of the Company's common stock by electing on a quarterly basis to have 85% of the fair market value of the stock withheld from their compensation. As of December 31, 1997, options to acquire 66,500 shares at $16 per share had been issued under the ISO plan and no shares had been issued under the ESP plan.

    The Company maintains a qualified retirement plan pursuant to Section 401(k) of the Internal Revenue Code with a salary deferral feature and matching component covering all eligible employees. Company contributions are discretionary, as determined annually by the Board of Directors, and approximated $59,000, $67,000 and $76,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The Company also has a Director Stock Grant Plan which allows up to 10,000 shares to be issued to non-officer members of the Company's Board of Directors at the rate of 50 shares for each annual, quarterly or special meeting of the Board.

NOTE 9. RELATED PARTY TRANSACTIONS

    The Company receives lease sourcing and management services from PLM, a company owned by the senior management of T&W. Amounts paid to PLM totaled $900,000 million and $2.6 million for lease sourcing, origination and management fees in 1996 and 1997, respectively. As described in Note 5, the Company has a line of credit borrowing arrangement with PLM.

    The Company has lease receivables from companies in which its principal shareholders hold an ownership. The Company's net investment in these lease receivables approximates $2.6 million and $1.4 million at December 31, 1996 and 1997.

    In August 1997, the Company loaned $400,000 with interest at 8%, payable annually, to an entity owned by the Company's president. All of the principal and accrued interest was repaid in November 1997.

    The Company currently leases its corporate headquarters in Tacoma, Washington from its chairman and principal shareholder. This operating lease required monthly payments of $8,500 through December 31, 1997. The Company intends to enter into a new lease agreement for these same facilities plus new attached facilities which are currently under construction. Rent expense relating to these lease agreements totaled $333,000, $60,000 and $102,000 for the years ended December 31, 1995, 1996 and 1997.

    During 1996, the Company distributed to its shareholders certain non-cash assets and investments having a net book value of approximately $960,000, such net book value considered by the Company's Board of Directors to approximate fair value at the distribution date. During 1995, the Company shareholders made non-cash capital contributions to the Company of approximately $342,000.

    The principal shareholder of the Company was a major shareholder of a community bank. The Company had deposits in accounts with this bank of approximately $870,000 at December 31, 1996.

NOTE 10. CONTINGENCIES

    In February 1997, the Company filed a complaint with the Pierce County Superior Court of Washington against several parties, asserting claims for breach of contract, fraud and negligence in a lease transaction. The Company is alleging joint and several liability and is seeking approximately $940,000 plus interest and legal fees. The receivable relating to this matter is included in other assets at December 31, 1996 and December 31, 1997 and amounted to $940,000 and $600,000, respectively. Write downs of $340,000 during 1997 are included in other general and administrative expenses.

    In addition to the litigation noted above, the Company is from time to time involved in various claims and legal proceedings of a nature considered normal to its business. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the present opinion of the Company's management that the outcome of the above noted litigation and other pending legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 11. SUBSEQUENT EVENTS

    In March 1998, the Company and Accel Financial Group Ltd. ("Accel") entered into a joint venture and T&W/Accel Financial Company, Inc. a Canadian company was formed. The Company contributed $500,000 in exchange for a 65% interest in the new venture. The new venture intends to use securitization facilities to expand in the Canadian market.

    In February 1998, the Company entered into a letter of intent to purchase a lease portfolio from a third party for approximately $20 million. The Company has not completed its due diligence review of the portfolio, and a definitive agreement has not been entered into. There can be no assurances that the Company will enter into a definitive agreement for this acquisition or that, the acquisition will be consummated.

    In February 1998, the Company entered into a short-term bridge financing agreement for approximately $37.7 million. Interest is due monthly at the LIBOR rate plus 1.5% and the loan expires at the earlier of the completion of a $100 million securitization facility with the same financial institution or May
31, 1998.

(c)     EXHIBIT LISTING

               Exhibit                      Description

        1.1     (i)     Form of Underwriting Agreement

        2.1     (i)     Form of Restructuring Agreement dated August 1997

        2.2 Asset Purchase and Sale Agreement dated as of November 12, 1997 between T&W Financial Services Company L.L.C. and Transamerica Commercial Finance Corporation. Filed as an Exhibit to the Company's Form 8-K filed with the Commission on December 12, 1997, as amended. Certain portions were deleted pursuant to a Confidential Treatment Request pursuant to Rule 24(b)-2 of the Securities Exchange Act of 1934

        3.1     (i)     Articles of Incorporation of T&W Financial Corporation

        3.2     (i)     Bylaws of T&W Financial Corporation

        10.1    (i)     T&W Financial Corporation 1997 Stock Option Plan

        10.2    (i)     T&W Financial Corporation 1997 Employee Stock Purchase
                        Plan

        10.3    (i)     T&W Financial Corporation 1997 Director Stock Grant Plan

        10.4    (i)     Certificate Purchase Agreement dated February 7, 1997,
                        by and among T&W Financial Corporation, T&W Funding
                        Company I, L.L.C. and Centre Square Funding Corporation

        10.5    (i)     Assignment and Assumption Agreement dated February 7,
                        1997, by and between T&W Funding Company V, L.L.C. and
                        T&W Funding Company I, L.L.C.

        10.6    (i)     Assignment and Assumption Agreement dated February 7,
                        1997, by and between T&W Funding Company VI, L.L.C. and
                        T&W Funding Company I, L.L.C.

        10.7    (i)     Insurance Agreement dated February 1, 1997, by and among
                        MBIA Insurance Corporation. T&W Financial Corporation,
                        T&W Funding Company I, L.L.C., K&P Financial Corp. I and
                        Norwest Bank Minnesota, National Association

        10.8    (i)     Certificate Guaranty Insurance Policy, issued by MBIA
                        Insurance Corporation, dated February 7, 1997

        10.9    (i)     Commitment to Issue a Certificate Guaranty Insurance
                        Policy, issued by MBIA Insurance Corporation, dated
                        February 5, 1997

        10.10   (i)     Custodian Agreement dated February 4, 1997, by and among
                        T&W Financial Company I, L.L.C., Seafirst Bank N.A.,
                        CoreStates Bank, N.A., and Norwest Bank Minnesota,
                        National Association

        10.11   (i)     Interest Rate Hedge Assignment dated February 7, 1997,
                        by and between T&W Financial Corporation and CoreStates
                        Bank, N.A.

        10.12   (i)     Master Agreement dated February 4, 1997 by and between
                        T&W Funding Company IV, L.L.C. and CoreStates Bank, N.A.

        10.13   (i)     Indenture dated July 1, 1995, by and among T&W Funding
                        Company IV, L.L.C., T&W Leasing, Inc., and Norwest Bank
                        Minnesota, National Association

        10.14   (i)     Second Supplemental Indenture dated April 30, 1996, by
                        and among T&W Funding Company IV, L.L.C., T&W Financial
                        Corporation and Norwest Bank Minnesota, National
                        Association

        10.15   (i)     Contribution Agreement dated July 1, 1995, by and among
                        T&W Leasing, Inc., T&W Finance Corp. III, T&W Finance
                        Corp VI, T&W Finance Company V, L.L.C. and T&W Funding
                        Company IV, L.L.C.

        10.16   (i)     First Amendment to Contribution Agreement dated April
                        30, 1996, by and among T&W Funding company IV, L.L.C.,
                        T&W Financial Corporation, T&W Finance Corp. III, T&W
                        Finance Corp. IV and T&W Finance Company V, L.L.C.

        10.17   (i)     Servicing Agreement dated July , 1, 1995, by and among
                        T&W Funding Company IV, L.L.C., T&W Leasing, Inc. and
                        Norwest Bank Minnesota, National Association

        10.18   (i)     Note Purchase Agreement dated July 28, 1995, by and
                        among T&W Funding Company IV, L.L.C., T&W Leasing, Inc.
                        and TLC Investment Trust

        10.19   (i)     Assignment and Assumption Agreement dated July 28, 1995,
                        by and between T&W Finance Corp. III and T&W Funding
                        Company IV, L.L.C.

        10.20   (i)     Assignment and Assumption Agreement dated July 28, 1995,
                        by and between T&W Finance Corp. IV and T&W Funding
                        Company IV, L.L.C.

        10.21   (i)     Assignment and Assumption Agreement dated July 28, 1995,
                        by and between T&W Finance Company V, L.L.C. and T&W
                        Funding Company IV, L.L.C.

        10.22   (i)     Insurance Agreement dated July 1, 1995, by and among
                        MBIA Insurance Corporation, T&W Leasing, Inc., T&W
                        Funding Company IV, L.L.C., K&P Finance Corp. and
                        Norwest Bank Minnesota, National Association

        10.23   (i)     Note Insurance Policy, issued by MBIA Insurance
                        Corporation, dated July 28, 1995

        10.24   (i)     Master Agreement dated August 1, 1995, by and between
                        T&W Funding Company IV, L.L.C. and Merrill Lynch Capital
                        Services, Inc.

        10.25   (i)     Asset Purchase Agreement dated June 2, 1997, by and
                        among T&W Funding Company VI, L.L.C., Commercial Capital
                        Corporation, James R. Neese, Larry E. Rice, Trustee and
                        Larry E. Rice, Individually

        10.26   (i)     Form of Promissory Note dated June 2, 1997

        10.27   (i)     Unconditional Guaranty dated June 2, 1997, by and among
                        Michael A. Price, Katherine M. Price, Kenneth W.
                        McCarthy, Jr., Carol L. McCarthy, Paul B. Luke and T&W
                        Financial Corporation in favor of Commercial Capital
                        Corporation, James R. Neese and Larry E. Rice

        10.28   (i)     Business Loan Agreement dated December 10, 1996, by and
                        between T&W Funding Company VI, L.L.C. and U.S. Bank of
                        Washington, National Association

        10.29   (i)     Alternative Rate Options Promissory Note dated December
                        10, 1996, by and between T&W Funding Company VI, L.L.C.
                        and U.S. Bank of Washington, National Association

        10.30   (i)     Business Loan Agreement dated November 22, 1996, by and
                        between T&W Funding Company VI, L.L.C. and Bank of
                        America N.W., dba Seafirst Bank

        10.31   (i)     Collateral Line, Loan and Security Agreement dated
                        November 22, 1996, by and between T&W Funding Company
                        VI, L.L.C. and Bank of America NW, N.A. dba Seafirst
                        Bank

        10.32   (i)     Business Loan Agreement dated March 29, 1996, by and
                        between T&W Funding Company VI, L.L.C. and Key Bank of
                        Washington

        10.33   (i)     Loan Modification and/or Extension Agreement dated July
                        31, 1996, by and between T&W Funding Company VI, L.L.C.
                        and Key Bank of Washington

        10.34   (i)     Amended and Restated Master Loan and Security Agreement
                        dated October 30, 1996, by and between T&W Funding
                        Company VI, L.L.C. and CoreStates Bank, N.A.

        10.35   (i)     Commercial Lease Agreement dated December 31, 1991, by
                        and between T&W Financial Corporation (as lessee) and Michael A. Price (as lessor)

        10.36   (i)     Amended and Restated Commercial Lease Agreement dated
                        January 1, 1997 between Michael A. Price, as landlord, and T&W Financial Corporation, as tenant.

        10.37   (i)     Commercial and Industrial Lease Agreement dated November
                        1, 1996, by and among James. R. Neese, Terry Neese (as lessors) and Commercial Capital Corporation (as lessee)
                        (Suite 100 facility)

        10.38   (i)     Commercial and Industrial Lease Agreement dated November
                        1, 1996 by and among James. R. Neese, Terry Neese (as lessors) and Commercial Capital Corporation (as lessee)
                        (Suite 200 facility)

        10.39   (i)     Stock Option Letter Agreement dated June 30, 1996, by
                        and between T&W Financial Corporation and Paul B. Luke

        10.40   (i)     Addendum to Stock Option Letter Agreement dated August
                        15, 1997

        10.41   (i)     Stock Option Letter Agreement dated June 30, 1996 by and
                        between T&W Financial Corporation and Kenneth W.
                        McCarthy, Jr.

        10.42   (i)     Addendum to Stock Option Letter Agreement dated August
                        15,1 997

        10.43   (i)     Promissory Note dated August 19, 1997 by and between T&W
                        Financial Corporation and Paul B. Luke

        10.44   (i)     Promissory Note dated August 18, 1997 by and between T&W
                        Financial Corporation and Kenneth W. McCarthy, Jr.

        10.45   (i)     Form of T&W Financial Services Company L.L.C. Operating
                        Agreement

        10.46   (i)     T&W Financial Corporation 1997 Stock Option Plan

        10.47   (i)     T&W Financial Corporation 1997 Director Stock Grant Plan

        10.48   (i)     T&W Financial Corporation 1997 Employee Stock Purchase
                        Plan

        10.49   (i)     Employment and Noncompetition Agreement dated June 2,
                        1997 by and between T&W Financial Corporation and James
                        R. Neese

        10.50   (i)     Employment and Noncompetition Agreement dated June 2,
                        1997 by and between T&W Financial Corporation and Larry
                        E. Rice

        10.51   (i)     Form of Management Agreement dated August , 1997

        27.1            Financial Data Schedule


(i) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-34123) filed with the Commission on August 20, 1997, as amended through the date hereof.