Form 10-Q
period 1998-03-31
T&W FINANCIAL CORP
filed 1998-05-15
CIK 1041077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO ______

                            -------------------------

                         COMMISSION FILE NUMBER 1-041077

                          T & W FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)


          WASHINGTON                                        91-1844249
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

6416 PACIFIC HIGHWAY EAST, TACOMA, WASHINGTON                  98424
---------------------------------------------                  -----
 (Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code: (253) 922-5164


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of May 8, 1998 was 8,394,457.

--------------------------------------------------------------------------------

                           T & W FINANCIAL CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX


Part I.  Financial Statements

        Item I. Financial Statements                                                 Page
                                                                                     ----
        a)      Income Statements
                for the three months ended March 31, 1998 and March 31, 1997          1

        b)      Balance Sheets
                as of March 31, 1998 and December 31, 1997                            2

        c)      Cash Flows Statements
                for the three months ended March 31, 1998 and March 31, 1997          3

        d)      Shareholders' Equity
                for the period ended March 31, 1998                                   4

        e)      Notes to Financial Statements                                         5


        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                   8

Part II.  Other Information

        Item 6. Exhibits and Reports on Form 8-K                                     14

Signature

                   T&W FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------
                                                         1998        1997
                                                       -------     ------
Revenues:
  Lease contract revenue ........................      $ 4,969     $3,755

  Gain on sale of leases ........................        6,032      1,203

  Fee income ....................................          417         57

  Servicing and other income ....................          586        255
                                                       -------     ------
     Total Revenues .............................      $12,004     $5,270

Expenses:
  Interest expense ..............................        2,269      1,945

  Compensation and related expenses .............          482        856

  Amortization of initial direct costs ..........          562        572

  Provision for credit losses ...................          390        282

  Other general and administrative expenses......        1,155        346
                                                       -------     ------
     Total Expenses .............................        4,858      4,001
                                                       -------     ------
Net Income ......................................      $ 7,146     $1,269
                                                       -------     ------

  Income before minority interest and
     income taxes ...............................      $ 7,146     $1,269

  Minority interest .............................        1,072        190

  Income before income taxes ....................        6,074      1,079

  Provision for income taxes ....................        2,187        388
                                                       -------     ------
  Net income ....................................      $ 3,887     $  691
                                                       =======     ======

  Earnings per share:  Basic and Diluted ........      $   .46     $  .12

  Weighted average number of shares of
     Common Stock and Common Stock
     Equivalents Outstanding ....................        8,400      5,500


                             See accompanying notes.

                   T&W FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                            March 31,     December 31,
                                                              1998           1997
                                                          ------------    ------------
                                                          (Unaudited)       (Audited)

Cash and Cash Equivalents ...........................       $ 54,880       $ 28,553

Dealer floor plans ..................................          6,523          6,797

Net Investment in Leases ............................         95,105        148,954

Securitization Receivable, Net ......................         24,148         16,362

Intangible Assets, net ..............................          2,874          2,954

Other Assets ........................................          5,679          8,577
                                                            --------       --------
        Total Assets ................................       $189,209       $212,197
                                                            ========       ========

Accounts Payable and Other Accrued Liabilities ......       $ 10,067       $  7,107

Notes Payable - Recourse ............................         52,213         76,065

Notes Payable - Nonrecourse .........................         50,114         60,317

Security Deposits ...................................         10,446          9,624

Deferred Income Tax Liabilities .....................         13,387         11,200
                                                            --------       --------
        Total Liabilities ...........................        136,227        164,313
                                                            --------       --------


Minority Interest....................................          8,255          7,183

Commitments and Contingencies........................

Shareholders' Equity:

  Common stock and paid-in capital ..................         28,256         28,117

  Retained earnings .................................         16,471         12,584
                                                            --------       --------
        Total Shareholders' Equity ..................         44,727         40,701
                                                            --------       --------
        Total Liabilities and Shareholders' Equity ..       $189,209       $212,197
                                                            ========       ========


                             See accompanying notes.

                    T&W FINANCIAL CORPORATION AND AFFILIATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                        THREE MONTHS ENDED MARCH 31,
                                                        --------=-------------------
                                                           1998             1997
                                                        ----------      ------------
Net Income ...................................            $  3,887        $    691
Adjustments to reconcile net income to net
  cash provided (used) by operating
  activities:
  Amortization and depreciation ..............                 651             572
  Provision for credit losses ................                 390             282
  Minority interest ..........................               1,072             190
  Gain on sale of leases .....................              (6,032)         (1,203)
Changes in assets and liabilities, exclusive
  of the effects of business combinations:
    Increase (decrease) in accounts payable
      and other accrued liabilities ..........               2,960          (1,106)

Net Cash Provided (Used) by Operating
Activities ...................................               2,928            (574)
                                                          --------        --------
Cash Flows From Investing Activities
  New leases originated ......................             (63,600)        (19,000)
  Lease payments received, Net ...............              25,869          13,716
Net Cash (Used) Provided by Investing
  Activities .................................             (37,731)         (5,284)
                                                          --------        --------

Cash Flows From Financing Activities:
  Proceeds from sale of lease portfolio ......              73,830          19,950
  Proceeds from recourse and
   nonrecourse borrowings ....................              20,394           3,408
  Payments on  recourse and
    nonrecourse borrowings ...................             (34,055)        (18,939)
  Net increase in security deposits ..........                 822             528
  Proceeds from sale of common stock .........                 139              --
  Debt issue costs paid ......................
  Distributions to shareholders...............                  --              --
                                                           --------        -------
Net Cash Provided by Financing
   Activities.................................              61,130           4,947

Net Increase (Decrease) in Cash and
  Cash Equivalents ...........................              26,327            (911)

Cash and Cash Equivalents, beginning
  of period ..................................              28,553           8,064
                                                          --------        --------

Cash and Cash Equivalents, end of period .....            $ 54,880        $  7,153
                                                          ========        ========


                             See accompanying notes.

                  T & W FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                    COMMON STOCK
                                     AND PAID IN      RETAINED
                                       CAPITAL        EARNINGS       TOTAL
                                    ------------     ---------      -------
Balance at December 31, 1997 .....    $28,117          $12,584      $40,701
  Net income (unaudited) .........         --            3,887        3,887
  Issuance of common stock .......        139                           139
  Distributions to shareholders...         --               --           --
                                      -------          -------      -------
Balance at March 31, 1998 ........    $28,256          $16,471      $44,727
                                      =======          =======      =======

                   T & W FINANCIAL CORPORATION AND AFFILIATES
                      NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

T&W Financial Corporation ("T&W" or the "Company") is a specialized commercial finance company that was formed in November 1997 to provide capital equipment financing, principally in the form of leases, to commercial entities. Previously, the Company's operations were part of a group of pass-through entities, each having primarily the same two individual owners. The assets, liabilities and operations of these pass-through entities were transferred to a newly formed limited liability company owned 85% by T&W and 15% by T & W Funding Company VI, L.L.C., an entity owned by T&W's senior management. The Company's operations extend throughout the United States and Canada, with no significant concentration in any region except the Pacific Northwest. The Company's headquarters are located in Tacoma, Washington.

The accompanying consolidated balance sheets and related interim consolidated statements of income, and cash flows are unaudited. In the opinion of management, all adjustments, which consist of only normal recurring items necessary for the fair presentation of these interim financial statements have been included. Interim results are not necessarily indicative of the results expected for the full year.

NOTE 2.  NET INVESTMENT IN LEASES

The Company's investments in leases have been pledged as collateral for certain notes payable. The investment in leases which are in Special purpose entities (singularly "SPE" and collectively, "SPEs") and pledged as collateral for related debt are referred to herein as "Securitized". The net investment in leases presented on a basis by type of borrowing for which the investment is pledged as collateral is summarized as follows (in thousands):


                                                       MARCH 31, 1998    DECEMBER 31, 1997
                                                        (UNAUDITED)         (AUDITED)
Securitized -
Minimum lease payments receivable                        $ 61,668            $ 70,811
Estimated residual value of leased equipment,              10,344               8,620
net
Unearned lease revenue                                    (11,325)            (11,619)
                                                         --------            --------
   Securitized, net                                        60,687              67,812
                                                         --------            --------
Not Securitized-
Minimum lease payments receivable                          41,231              78,428
Estimated residual value of leased equipment,                 847              14,651
net
Unearned lease revenue                                     (8,577)            (13,186)
                                                         --------            --------
   Not Securitized, net                                    33,501              79,893
                                                         --------            --------
Allowance for Credit Losses                                (1,565)             (1,235)
Initial Direct Costs, net                                   2,482               2,484
                                                         --------            --------
   Net Investment in Leases                              $ 95,105            $148,954
                                                         ========            ========

A summary of activity in the allowance for credit losses account is as follows (in thousands):


                                       THREE MONTHS ENDED       YEAR ENDED
                                         MARCH 31, 1998      DECEMBER 31, 1997
                                       ------------------    -----------------
                                          (UNAUDITED)           (AUDITED)
BALANCE, beginning of period                 $1,235              $ 1,323
Provision for credit losses                     390                1,581
Charge-offs                                     (60)                (405)
Recoveries                                       --                   50
                                             ------              -------
Net Charge-offs                                 (60)                (355)
                                             ------              -------
Decrease related to leases sold                  --               (1,314)
                                             ------              -------
BALANCE, end of period                       $1,565              $ 1,235
                                             ======              =======


NOTE 3.  NOTES PAYABLE - RECOURSE

Notes Payable for which the lender has recourse against the Company are secured by guaranties of shareholders and the underlying pledged leases and dealer floor plans (for lines of credit borrowings) and are summarized as follows (in thousands):


                                                         MARCH 31, 1998   DECEMBER 31, 1997
                                                         ---------------  ---------------
                                                           (UNAUDITED)       (AUDITED)
Payable to bank drawn on a $75 million credit facility
(reduced to $50 million in February 1998), interest
payable at 1.5% above the LIBOR rate (7.47%) at
December 31, 1997), due in 1999                              $45,856          $69,212

Payable to bank drawn on a $15 million credit line,
interest payable monthly at 2.0% above the 30 day
LIBOR rate, (7.97% at December 31, 1997), due May 1998         1,050            1,201


Payable to bank drawn on a $5.0 million credit line,
interest payable monthly at 2.0% above LIBOR (7.97%
at December 31, 1997), due July 1998                             658              912

Acquisition notes payable, interest at 8%, $750,000
due October 1998 with remaining principal and interest
due quarterly to 2007, net of imputed interest discount
of $237,000                                                    4,649            4,740
                                                             -------          -------

Total Notes Payable - Recourse                               $52,213          $76,065

NOTE 4.  SECURITIZATIONS

On March 31, 1998 the Company closed a securitization facility for $86 million which was privately placed and in connection therewith, SPE's were formed to issue lease-backed notes. Pursuant to terms of the facility, the Company sells and transfers pools of leases to the first SPE, which then sells and transfers rights and pledges an interest in the leased equipment to a second SPE. The Company retains servicing rights for which it receives monthly servicing fee income. The Company acounted for such transaction for financial reporting purposes as a sale of the lease interests.

NOTE 5.  SUBSEQUENT EVENTS

The Company entered into a letter of intent on February 20, 1998 to purchase a lease portfolio from a third party for approximately $20 million. At the present time the Company does not plan on entering into a definitive agreement for this acquisition and the acquisition is indefinitely on hold.

In February 1998, the Company entered into a short-term bridge financing agreement for approximately $37.7 million. At the end of March 1998 the bridge facility was converted to an interim securitization facility for $100 million. This interim securitization facility will be increased from $100 million to a larger facility in June 1998. As of March 31, 1998 $68.8 million had been sold to the interim securitization facility.

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

The Company's forward looking statements are based primarily on the Company's current expectations and are subject to a number of risks and uncertainties. Important factors to consider in evaluating the Company's forward looking statements include (1) the Company's ability to continue to fund its current business strategy with cost effective asset securitization facilities; (2) the level of credit enhancement required by rating agencies to achieve investment grade status for debt securities issued by the special purpose entities or owner trusts which purchase leases from the Company (the "SPEs"); (3) the collectibility of securitization receivables which represent the excess cash flows anticipated by the SPEs; (4) the Company's ability to identify suitable acquisition candidates or complete acquisitions on reasonable terms; (5) the Company's ability to attract and retain qualified management personnel; (6) the existence of a market for used equipment that must be sold or re-leased to recover the residual value of such equipment recorded by the Company, when guarantors of the residual values cannot satisfy their obligations to the Company; (7) the Company's ability to create and maintain relationships with equipment providers and referral sources to generate sufficient origination volume; and (8) the ability of lessees to comply with the terms of their leases so these leases may qualify to serve as collateral under the Company's bank lines of credit or as part of the lease pool under the Company's securitization facilities. In view of the risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will, in fact, have the results indicated, and accordingly, the actual results of the Company may differ materially from those indicated by such forward-looking statements.

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

The change in structure of the Company's securitizations from financings to sales has had, and will continue to have, a significant effect on the Company's balance sheet and income statement. Under financing treatment the Company recorded its net investment in leases as assets and the funds raised from securitizations as non-recourse notes payable on its balance sheet. Under sale treatment the only item to appear on the balance sheet is an asset, the securitization receivable. The existing balance of net investment in leases and non-recourse notes payable should decline over time as the existing on-balance sheet leases are paid down and new leases are sold under new securitization facilities. Under financing treatment the Company records lease contract revenue and interest expense on the non-recourse debt. Initial direct costs associated with the origination of leases are amortized as an expense over the life of the leases and provisions for credit losses are recorded based upon loss experience. Under sale treatment the Company records a gain on sale of leases. Initial direct costs associated with the origination of the leases sold are expensed at the time of the sale and reduce the reported gain on sale. As a result of structuring its securitizations as sales, the Company's lease contract revenue and interest expense on the non-recourse notes payable will decline as existing lease paydowns.

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

                                                  FIRST QUARTER
                                                 ENDED MARCH 31,
                                                       1998
                                                   -----------
OPERATING DATA:
Lease financing receivables
originated:
  Number of contracts                                    1,033
  Lease originations(1)                            $    63,600

Leases serviced:
  Number of contracts                                   10,367
  Portfolio of leases serviced(2)                  $   363,400
  Average portfolio yield(3)                              12.5%
Credit quality statistics:
  Delinquencies as a  percentage of
    portfolio of leases serviced
    31 -- 60 days                                         3.44%
    61 -- 90 days                                         1.70%
    91 -- 120 days                                        1.70%
    Over 120 days                                         1.23%
                                                   -----------
         Total                                            8.07%

  Net charge-offs(4)                                      0.20%


(1)     Represents the equipment cost for leases originated during the period.

(2) Represents the aggregate of minimum lease payments, excluding residual values except for guaranteed residuals related to the Specialty Vehicle Finance Division under all leases serviced.
        by the Company held as direct financing leases and leases sold to SPEs.

(3) Represents the average yield recognized during the period for the portfolio of leases serviced.

(4) Represents charge-offs (reduced by recoveries), divided by the respective period's average net investment, including residuals, under all leases serviced in the Company and either held as direct financing leases or sold.

RESULTS OF OPERATIONS

The Company's revenues are comprised of lease contract revenue, gain on sale of leases, fee income, and servicing and other income. Lease contract revenue is the revenue recognized from the net investment in leases held. Gain on sale of leases is the revenue recognized under sale treatment for leases securitized. Fee income represents security deposits which are recognized as income upon lease expirations and commitment fees received upon the origination of leases. Servicing and other income includes normal servicing fees, late fees, interest income and amounts received from the owner trust relating to interest rate collar agreements.

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

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997. Leases originated increased from $19 million for the three months ended March 31, 1997 to $64 million for the comparable period in 1998, representing an increase of 237%. The portfolio of leases serviced increased from $157.7 million at March 31, 1997 to $363.4 million at March 31, 1998, representing an increase of 130%. This increase was due to an increase in lease originations.

Lease contract revenue increased from $3.8 million for the three months ended March 31, 1997 to $5.0 million for the comparable period in 1998, representing an increase of 31.6% due primarily to an increased average net investment in leases owned during the 1998 period.

As described above, the Company's securitizations have predominantly been structured as sales for financial reporting purposes, rather than as financing transactions as was the case in prior years. During the three months ended March 31, 1998, the Company recognized a gain on sale of $6 million. Since the Company plans to continue to structure its securitizations as sale transactions, it anticipates that gain on sale of leases will increase and become a larger portion of revenues in the future.

Fee income increased from $57,000 for the three months ended March 31, 1997 to $417,000 for the comparable period in 1998, representing an increase of 632%. This increase was due primarily to the Company's increased business activity of charging fee income on lease transactions.

Servicing and other income increased from $255,000 for the three months ended March 31, 1997 to $586,000 for the comparable period in 1996, representing an increase of 130%, due primarily to income received from the owner trust principally related to interest rate collar agreements during 1998.

Total revenues increased from $5.3 million for the three months ended March 31, 1997 to $12.0 million for the comparable period in 1998, representing an increase of 126%.

Interest expense increased from $1.9 million for the three months ended March 31, 1997 to $2.3 million for the comparable period in 1998, representing an increase of 21%. The increase was due to increased average borrowings outstanding during the 1998 period as compared to the prior year.

Compensation and related expenses decreased from $856,000 for the three months ended March 31, 1997 to $482,000 for the comparable period in 1998, representing a decrease of 56.3%. The decrease was due primarily to direct compensation expenses attributable to originations that were sold, shown as a reduction of the gain on sale of leases.

Amortization of initial direct costs decreased from $572,000 for the three months ended March 31, 1997 to $562,000 for the comparable period in 1998, representing a decrease of 1.7%. Initial direct costs, relative to the investment in leases, decreased from December 31, 1996 to December 31, 1997 (the beginning of the three month periods ended March 31, 1998 and 1997, respectively), which resulted in decreased amortization charges during the 1998 period as compared to the prior year.

The provision for credit losses increased from $282,000 for the three months ended March 31, 1997 to $390,000 for the comparative period in 1998, representing an increase of 38.3%. This increase was due to increased originations offset by a decrease in the provision rate (as a percentage of originations) due to improved actual loss experience.

Other general and administrative expenses increased from $346,000 for the three months ended March 31, 1997 to $1.2 million for the comparable period in 1998, representing an increase of 247%. The increase was due primarily to increased occupancy and related costs associated with supporting the Company's growth.

Total expenses increased from $4.0 million for the three months ended March 31, 1997 to $4.9 million for the comparable period in 1997, representing an increase of 22.5%.

As a result of the above factors, net income increased from $691,000 for the three months ended March 31, 1997 to $3.9 million for the comparable period in 1997, an increase of 464%.

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

The following table sets forth the major components of the increase in cash and cash equivalents:


                                                                 Three Months Ended March 31,
                                                              --------------------------------
                                                                   1998              1997
                                                              --------------    --------------
Net cash provided (used) by operating activities                       2,928              (574)
Net cash used for investing activities                               (37,731)           (5,284)
Net cash provided by financing activities                             61,130             4,947
                                                              --------------    --------------
Net increase (decrease) in cash and cash equivalents                  26,327              (911)
                                                              ==============    ==============


The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support lease originations and satisfy line of credit repayment requirements. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 1998, cash and cash equivalents totaled $54.9 million or 29% of total assets. At March 31, 1998, the Company maintained various lines of credit which provided for immediately available advances of up to $70 million, and advances under these lines of credit totaled $47.6 million.

Cash provided by operating activities totaled $2.9 million for the three months ended March 31, 1998 compared to cash used by operating activities of $574,000. The providing of cash from operating activities in 1998 is attributed principally to an increase in payables of $3 million during the three months ended March 31, 1998.

Cash used by investing activities totaled $37.7 million for the three months ended March 31, 1998, compared to cash used in investing activities of $5.3 million for the three months ended March 31, 1997. Lease payments received for the three months ended March 31, 1998 totaled $25.9 million as compared to $13.7 million for the three months ended March 31, 1997. Cash used for equipment purchased for leases originated in these same periods totaled $63.6 million and $19 million, respectively.

Cash provided by financing activities was $61.1 million during the three months ended March 31, 1998, consisting principally of $54.4 million of borrowings under line of credit arrangements to fund lease originations and paydowns of those lines of credit of $34.1 million upon receipt of proceeds of $73.8 million from the sale of leases.

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


 COMMENCEMENT                                                            SUBORDINATION
    DATE                  AMOUNT             RATING         AGENCY          LEVEL
 ------------          -------------         -------     -------------   -------------
April 1992..........   $12.1 million           AA+       Duff & Phelps       20%
May 1993............    10.6 million         AAA/Aaa     S&P/Moody's         13%
June 1994...........    30.0 million         A-1/P-1     S&P/Moody's         13%
July 1995...........    90.0 million         AAA/Aaa     S&P/Moody's          8%
February 1997.......    61.6 million         AAA/Aaa     S&P/Moody's          8%
October 1997........    74.3 million         AAA/Aaa     Duff & Phelps        2%
                       -------------
     TOTAL..........  $278.6 million


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

                           Part II. Other Information

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

        11.     Computation of Earnings Per Share is on page 4.
        27.     Financial Data Schedule.

(B)     REPORTS ON FORM 8-K

        On February 12, 1998, T&W Financial Corporation filed a report on Form 8-K/A1 to amend a current report filed on Form 8-K filed on December 15, 1997. The Form 8-K/A1 was filed solely to add the financial statements of the business unit acquired as required by Item 7(a) and the pro forma financial information required by Item 7(b).

ITEMS 1 THROUGH 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


                                SIGNATURE

Pursuant to the requirements of the Securitites Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                T & W Financial Corporation

        Date: May 14, 1998                      By: /s/ Paul B. Luke
                                                Paul B. Luke
                                                Senior Vice President, Chief
                                                Financial Officer, Secretary,
                                                Treasurer and Director

INDEX TO EXHIBITS

Exhibit Number             Description
--------------             -----------
27                         Financial Data Schedule for the nine months ended
                           March 31, 1998