Form 10-Q
period 1998-06-30
T&W FINANCIAL CORP
filed 1998-08-14
CIK 1041077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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






                WASHINGTON                                        91-1844249
      -------------------------------                        -------------------
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

6416 PACIFIC HIGHWAY EAST, TACOMA, WASHINGTON                       98424
---------------------------------------------                -------------------
 (Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: (253) 922-5164


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 92) has been subject to such filing requirements for the past 90 days.
Yes X   No

The number of shares outstanding of the registrant's common stock as of August 12, 1998 was 8,394,757

--------------------------------------------------------------------------------

                           T & W FINANCIAL CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX

Part I.  Financial Statements

        Item I.Financial Statements                                                  Page
                                                                                     ----

        a)      Income Statements
                for the three months and six months ended June 30, 1998
                and June 30, 1997                                                     1

        b)      Balance Sheets
                as of June 30, 1998, June 30, 1997 and December 31, 1997              2

        c)      Cash Flows Statements
                for the six months ended June 30, 1998 and June 30, 1997              3

        d)      Shareholders' Equity
                for the period ended June 30, 1998                                    4

        e)      Notes to Financial Statements                                         5


        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                   8

Part II.  Other Information

        Item 6. Exhibits and Reports on Form 8-K                                     18

Signature

                   T&W FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            Three Months Ended June 30,    Six Months Ended June 30,
                                            ---------------------------    -------------------------
                                                1998           1997           1998           1997
                                              -----------------------       -----------------------
Revenues:
     Lease contract revenue                   $  3,585       $  3,543       $  8,554       $  7,298
     Gain on sale of leases                      8,997          2,245         15,029          3,448
     Fee income                                    473             77            890            134
     Servicing & Other Income                    1,589            483          2,176            738
                                              --------       --------       --------       --------
          Total Revenues                        14,644          6,348         26,649         11,618
                                              --------       --------       --------       --------
Expenses:
     Interest expense                            1,473          1,781          3,742          3,726
     Compensation and related expenses           1,162          1,130          2,272          1,986
     Amortization of initial direct cost         1,102            650          1,664          1,222
     Provision for credit losses                 1,038            120          1,428            402
     Other general and administrative
        expenses                                 2,446            727          2,974          1,073
                                              --------       --------       --------       --------
                                                 7,221          4,408         12,080          8,409
                                              --------       --------       --------       --------
     Income before minority interest and
          income taxes                           7,423          1,940         14,569          3,209
Minority Interest                                                  --                            --
                                                (1,113)          (291)        (2,185)          (481)
                                              --------       --------       --------       --------
     Income before income taxes                  6,310          1,649         12,384          2,728
Income Taxes                                                       --                            --
                                                (2,272)          (594)        (4,459)          (982)
                                              --------       --------       --------       --------
Net Income                                    $  4,038       $  1,055       $  7,925       $  1,746
                                              ========       ========       ========       ========
Earnings Per Share: Basic and Diluted         $   0.48       $   0.18       $   0.94       $   0.30

Weighted Average Number of shares of

     Common Stock and Common Stock
     Equivalents Outstanding                     8,400          5,800          8,400          5,800







                             See accompanying notes

                   T&W FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 June 30,
                                                          ----------------------
                                                            1998          1997
                                                          --------      --------
Cash and cash equivalents                                 $ 14,530      $  8,861
Dealer floor plans                                           5,541            --
Net investment in leases                                   113,309       103,890
Securitization receivables                                  37,083         6,750
Intangible assets, net                                       3,715         2,190
Other assets                                                14,886         2,489
                                                          --------      --------
          Total Assets                                    $189,064      $124,180
                                                          ========      ========

Accounts payable and other accrued liabilities            $ 14,145      $  6,111
Notes payable - recourse                                    47,623        17,659
Notes payable - securitized                                 42,683        80,804
Security deposits                                           10,814         7,442
Deferred income taxes                                       15,659            --
                                                          --------      --------
          Total Liabilities                                130,924       112,016
                                                          --------      --------
Minority interest                                            9,368            --
                                                          --------      --------

Preferred Stock                                                 --            --
Common Stock and paid-in capital                            28,263         3,438
Retained Earnings                                           20,509         8,726
                                                          --------      --------
          Total Shareholders' Equity                        48,772        12,164
                                                          --------      --------
          Total Liabilities and Shareholders'
            Equity                                        $189,064      $124,180
                                                          ========      ========



                             See accompanying notes

                   T&W FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                           Six Months Ended June 30,
                                                           -----------------------
                                                             1998           1997
                                                           ---------     ---------
Net Income                                                 $   7,925     $   3,209
Adjustments to reconcile net income to net cash
     provided (used) by operating activities
     Amortization and depreciation                             2,177         1,352
     Provision for credit losses                               1,428           402
     Gain on sale of leases                                  (15,029)       (3,448)
     Minority interest                                         2,185            --
     Deferred taxes                                            4,459            --
     Changes in assets and liabilities exclusive of
      the effects of business acquisitions:
        Increase (decrease) in accounts payable and
         other accrued liabilities                             7,038        (1,666)
        Other                                                     --           (20)
                                                           ---------     ---------
     Net Cash Provided (Used) by Operating Activities         10,183          (171)
                                                           ---------     ---------
Cash Flows From Investing Activities
     New leases originated                                  (137,000)      (45,243)
     Lease payments received                                  10,615        24,072
     Initial direct costs incurred                            (3,269)       (1,376)
     Proceeds from sale of lease portfolio                   156,515        54,213
     Increase in other assets                                 (6,644)         (329)
     Net cash (advances) payments on floor plans               1,256            --
     Cash received in acquisition net of cash paid                --           191
     Purchase of Equipment                                      (431)           --
                                                           ---------     ---------
     Net Cash Provided (Used) by Investing Activities         21,042        31,528
                                                           ---------     ---------
Cash Flows From Financing Activities
     Proceeds from recourse and nonrecourse borrowings        65,045        24,332
     Payments on recourse and nonrecourse borrowings        (111,121)      (54,440)
     Net increase in security deposits                         1,190         1,182
     Proceeds from sale of common stock, net of costs            146            --
     Debt issue costs paid                                      (508)         (294)
     Distributions to shareholders                                --        (1,340)
                                                           ---------     ---------
     Net Cash Provided (Used) by Financing Activities        (45,248)      (30,560)
                                                           ---------     ---------
Net Increase (Decrease) in Cash and Cash Equivalents         (14,023)          797
Cash an Cash Equivalents, beginning of period                 28,553         8,064
                                                           ---------     ---------
Cash an Cash Equivalents, beginning of period              $  14,530     $   8,861
                                                           =========     =========
Income Taxes Paid                                          $       -     $       -
                                                           =========     =========
Interest Paid                                                  3,742         3,726
                                                           =========     =========

                             See accompanying notes

                  T & W FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                Common Stock and    Retained        Total
                                 Paid in Capital    Earnings
                                ----------------    --------       -------
Balance at December 31, 1997         $28,117        $12,584        $40,701
     Net Income (unaudited)
                                                      7,925          7,925
     Issuance of common stock
                                         146                           146
                                     -------        -------        -------
Balance at June 30, 1998             $28,263        $20,509        $48,772
                                     =======        =======        =======









                             See accompanying notes

                  T & W FINANCIAL CORPORATION AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

T & W Financial Corporation ("T&W" or the "Company") is a specialized commercial finance company that was formed in November 1997 to provide capital equipment financing principally in the form of leases, to commercial entities. Previously, the Company's operations were part of a group of pass-through entities, each having primarily the same two individual owners. The assets, liabilities and operations of these pass-through entities were transferred to a newly formed limited liability company owned 85% by T&W and 15% by T & W Funding Company VI, L.L.C., an entity owned by T&W's senior management. The Company's operations extend throughout the United States, with no significant concentration in any region except the Pacific Northwest. The Company's headquarters are located in Tacoma, Washington.

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


NOTE 2.  NET INVESTMENT IN LEASES

The Company's investments in leases have been pledged as collateral for certain notes payable. The investment in leases which are in SPE's and pledged as collateral for related debt are referred to herein as "Securitized". The net investment in leases presented on a basis by type of borrowing for which the investment is pledged as collateral is summarized as follows (in thousands):

                                                                 June 30,
                                                          -----------------------
                                                             1998          1997
                                                          ---------     ---------
Securitized ---
     Minimum lease payments receivable                    $  50,918     $  95,559
     Estimated residual value of leased equipment, net        6,729         9,651
     Unearned lease revenue                                  (7,859)      (17,106)
                                                          ---------     ---------
                                                             49,788        88,104
                                                          ---------     ---------
Not Securitized ---
     Minimum lease payments receivable                       67,727        15,205
     Estimated residual value of leased equipment, net        5,816         2,200
     Unearned lease revenue                                 (13,008)       (3,283)
                                                          ---------     ---------
                                                             60,535        14,122
                                                          ---------     ---------
Allowance for Credit Losses                                  (1,103)       (1,005)
                                                          ---------     ---------
Initial Direct Costs, net                                     4,089         2,669
                                                          ---------     ---------
          Net Investment in Leases                        $ 113,309     $ 103,890
                                                          =========     =========

A summary of activity in the allowance for credit losses account is as follows (in thousands):

                                                       Six Months Ended June 30,
                                                       ------------------------
                                                        1998              1997
                                                       -------          -------
BALANCE, beginning of period                           $ 1,235          $ 1,323
                                                       -------          -------
Provision for credit losses                              1,428              402
                                                       -------          -------
Charge-offs                                             (1,314)            (226)
Recoveries                                                 379               31
                                                       -------          -------
     Net charge-offs                                      (935)            (195)
                                                       -------          -------
Decrease related to leases sold                           (625)            (525)
                                                       =======          =======
BALANCE, end of period                                 $ 1,103          $ 1,005
                                                       =======          =======


NOTE 3.  NOTES PAYABLE - RECOURSE

Notes payable for which the lender has recourse against the Company are secured by guarantees of shareholders and for lines of credit borrowings, underlying pledged leases, and are summarized as follows (in thousands):

                                                                          June 30,
                                                                     ------------------
                                                                      1998       1997
                                                                     -------    -------
Payable to bank drawn of a $75 million credit facility, interest
     payable monthly at 1.5% above the LIBOR rate, due  in 1999      $42,000    $    --
Payable to bank drawn of a $15 million credit line, interest payable monthly at 2.0% above 30 day LIBOR rate due as
     payments are made on underlying leases (last lease payment
     due October 2001)                                                   399      2,954
Payable to bank drawn of a $5 million credit line, interest
     payable monthly at 2.0% above LIBOR, due July 1998                  658         --
Payable to bank drawn of a $15 million credit line, interest payable monthly at the annual Eurodollar rate, due
     October 1997                                                         --      6,905
Payable to bank drawn of a $7.5 million credit line, interest
     payable monthly at 2.0% above LIBOR, due July 1997                   --      1,253
Payable to affiliate, interest payable monthly at 2.0% above
     LIBOR, due May and July 1997                                         --      1,650
Acquisition notes payable, interest at 8%, $750,000 due
     October 1998 with remaining principal and interest due
     quarterly to 2007, net of imputed interest discount
     of $225,000                                                       4,566      4,750
Other                                                                     --        147
                                                                     -------    -------
                                                                     $47,623    $17,659
                                                                     =======    =======

NOTE 4.  SUBSEQUENT EVENTS

In July 1998, the Company acquired substantially all of the assets of privately-held Member Services Corporation, and established Member Services Company, L.L.C. to provide alternative financing for community banks. The new entity is 70% owned by T&W, with the remaining 30% owned by private shareholders.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Forward-looking statements are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "estimates", "expects", "intends", "plans", "seeks", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed in this section. Unless the context otherwise requires, the terms "Company" and "T&W" mean T&W Financial Corporation, its predecessors, subsidiaries and affiliates.

     The Company's forward-looking statements are based primarily on the Company's current expectations and are subject to a number of risks and uncertainties. Important factors to consider in evaluating the Company's forward looking statements include (1) the Company's ability to continue to fund its current business strategy with cost effective asset securitization facilities;
(2) the level of credit enhancement required by rating agencies to achieve investment grade status for debt securities issued by the special purpose entities or owner trusts which purchase leases from the Company (the "SPEs");
(3) the collectibility of securitization receivables which represent the excess cash flows anticipated by the SPEs; (4) the Company's ability to identify suitable acquisition candidates or complete acquisitions on reasonable terms;
(5) the Company's ability to attract and retain qualified management personnel;
(6) the existence of a market for used equipment that must be sold or re-leased to recover the residual value of such equipment recorded by the Company, when guarantors of the residual values cannot satisfy their obligations to the Company; (7) the Company's ability to create and maintain relationships with equipment providers and referral sources to generate sufficient origination volume; and (8) the ability of lessees to comply with the terms of their leases so these leases may qualify to serve as collateral under the Company's bank lines of credit or as part of the lease pool under the Company's securitization facilities; (9) the Company's ability to continue rapid growth into new markets while attempting to maintain credit quality and customer satisfaction; and (10) changes in general economic conditions in the markets in which the Company may, from time to time, compete. In view of the risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will, in fact, have the results indicated, and accordingly, the actual results of the Company may differ materially from those indicated by such forward-looking statements.

OUTLOOK-ISSUES AND UNCERTAINTIES

     IMPACTS OF INFLATION AND CHANGING PRICES. The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Company's operations. As a result, interest rates generally have a more significant impact on the Company's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or the same extent as the prices of goods and services.

     The Company's profitability is largely determined by the difference or spread between the effective interest charged by the Company under its leases and the interest paid by the Company under its lines of credit and securitizations. The leases underwritten by the Company typically require payments to be made by the lessee over a one to seven-year term at a fixed rate of interest that is determined by rates prevailing in the market at the time of lease approval. The Company finances the purchase of equipment that it leases primarily through lines of credit and the securitization of pooled leases. All of such lines of credit and certain of such securitizations require payments by the Company at variable rates of interest that are subject to frequent adjustment to reflect rates prevailing in the market for short-term borrowings. Accordingly, an increase in interest rates due to inflation or other causes could have a material adverse effect on the Company's financial condition, results of operations and prospects by reducing or eliminating the spread between the interest charged by the Company under its leases and the interest paid by the Company under its credit facilities and variable rate securitizations. Moreover, an increase in interest rates may cause the Company to raise the rate of interest that it charges to lessees, thereby reducing the demand for the Company's lease products. In addition, until the Company securitizes its leases, it may fund the purchase of equipment and other costs of such leases from lines of credit and working capital. An increase in interest rates could have a material adverse effect on the Company's financial condition, results of operations and prospects by reducing the gain on sale recognized by the Company in future securitizations. The Company has entered into interest rate swap agreements on behalf of the SPES to protect against the risk of significant increases in interest rates. However, such agreements limit the Company's ability to participate in the benefits of lower interest rates. In addition, there can be no assurance that such agreements will adequately insulate the Company from interest rate risks.

     IMPACTS OF RECENTLY ISSUED ACCOUNTING STANDARDS. Recently issued accounting standards having relevant applicability to the Company consist primarily of Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", each of which relate to additional reporting and disclosure requirements effective for financial statement periods beginning after December 15, 1997. It is not expected that the adoption of these accounting pronouncements will have a material effect on the Company's operating results or financial condition.

OVERVIEW

     The leases that the Company originates are "direct financing" leases in that they transfer substantially all of the benefits and risks of equipment ownership to the lessee. A lease is classified as a direct financing lease for accounting purposes if the collection of the minimum lease payments is reasonably predictable, no significant uncertainties exist relating to non-reimbursable costs yet to be incurred by the lessor under the lease and the lease meets one of the following criteria: (i) ownership of the property is transferred to the lessee at the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the term of the lease is at least equal to 75% of the estimated economic life of the leased equipment; or (iv) the present value of the minimum lease payments is at least equal to 90% of the fair value of the leased equipment at the inception of the lease. Since the Company's leases are classified as direct financing leases, the Company records total lease rentals, estimated residual values and initial direct costs as the gross investment in the lease. The difference between the gross investment in the lease and the cost of the leased equipment (including initial direct costs) is recorded as "unearned income". Lease contract income is recognized over the term of the lease by amortizing the unearned income using the interest method. For income tax purposes, the Company treats its leases as "true" leases or operating leases which, through depreciation deductions related to the leased equipment, generate tax benefits for the Company and its subsidiaries.

     The Company finances a majority of its lease originations utilizing securitizations. The Company has utilized several structures in its securitizations, each designed to reduce the Company's cost of capital or improve upon existing financing terms. Prior to 1997, the Company's securitizations, which did not transfer control of the leases, were recorded as financings for financial reporting purposes. Beginning in 1997, the Company's securitizations qualified as sales for financial reporting purposes in accordance with the new accounting standard for the transfer of financial assets, SFAS No. 125, as control of the leases was transferred. Accordingly, gain on sale of leases was recognized beginning in 1997. The Company's current lease securitization structure is a commercial paper based conduit facility in which the Company contributes its leases (including related residuals) to a special purpose limited liability entity. Such entity sells the leases to an unaffiliated special purpose corporate entity which administers a multi-seller commercial paper conduit.

     The change in structure of the Company's securitizations from financings to sales has had, and will continue to have, a significant effect on the Company's balance sheet and income statement. Under financing treatment the Company recorded its net investment in leases as assets and the funds raised from securitizations as non-recourse notes payable on its balance sheet. Under sale treatment the only item to appear on the balance sheet is an asset, the securitization receivable. The existing balance of net investment in leases and non-recourse notes payable should decline over time as the existing on-balance sheet leases are paid down and new leases are sold under new securitization facilities. Under financing treatment the Company records lease contract revenue and interest expense on the non-recourse debt. Initial direct costs associated with the origination of leases are amortized as an expense over the life of the leases and provisions for credit losses are recorded based upon loss experience. Under sale treatment the Company records a gain on sale of leases. Initial direct costs associated with the origination of the leases sold are expensed at the time of the sale and reduce the reported gain on sale. As a result of the Company's securitizing a majority of its current lease originations using a structure which qualifies for sales treatment, the Company's lease contract revenue and interest expense on the non-recourse notes payable will decline as existing leases paydown.

     The Company sells each pool of leases for a price equal to the present value of future cash flows, including guaranteed residuals. Upon sale, the Company receives in cash a substantial portion of the present value of future cash flows, with the remaining balance held as collateral by the SPE. Any such amount is included on the Company's balance sheet as the securitization receivable. Recourse to the Company in such sales is limited to the extent of the securitization receivable with respect to the leases sold. The Company retains the servicing rights and responsibilities for each pool of leases sold and receives as compensation normal servicing fees over the life of such leases.

     The Company recognizes gain on the sale of leases at each sale date based on a determination of the present value of the estimated future amounts to be realized by the Company in connection with such sale. These estimates consider all cash flows generated by the leases sold over their life less: (i) trustee and other transaction related fees; (ii) credit enhancement expenses, if any (such as the monoline insurers' fee, if the leases are wrapped; (iii) normal servicing fees, which are retained by the Company in its capacity as servicer and are recognized over the life of the transaction; and (iv) payments to purchasers under the certificates. The securitization receivable is reduced by an allowance which is estimated by the Company to be adequate to cover future credit losses. No allowance is made for estimated prepayments, which historically have been insignificant due to the non-cancellable nature of the leases.

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

                                           First Quarter Ended  Second Quarter Ended
                                              March 31, 1998        June 30, 1998
                                           -------------------  --------------------
Operating Data:
Lease financing receivables originated:
  Number of contracts                                 1,033                  871
  Lease originations(1)                         $    63,600          $    73,400
Leases serviced:
  Number of contracts                                10,367               10,521
  Portfolio of leases serviced (2)              $   363,400          $   403,348
  Average portfolio yield (3)                         12.5%                13.3%
Credit quality statistics
  Delinquencies as a percentage of
  portfolio of leases serviced
  31-60 days                                           3.44%               2.00%
  61-90 days                                           1.70%               1.60%
  91-120 days                                          1.70%               1.90%
  Over 120 days                                        1.23%                .90%
       Total                                           8.07%               6.40%
Net charge-offs (4)                                    0.20%               0.53%(5)

(1)  Represents the equipment cost for leases originated during the period.

(2) Represents the aggregate minimum lease payments, excluding residual values except for guaranteed residuals under all leases serviced by the Company held as direct financing leases and leases sold to SPEs.

(3) Represents the average yield recognized during the period for the portfolio of leases serviced.

(4) Represents charge-offs (reduced by recoveries), divided by the respective period's average net investment including residuals, under all leases serviced by the Company and either held as direct financing leases or sold.

(5)  Year to date charge-off percentage, annualized.

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

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997.

Leases originated increased from $50.3 million for the six months ended June 30, 1997 to $137.0 million for the comparable period in 1998, representing an increase of 172%. The number of leases originated increased from 1,301 for the six months ended June 30, 1997 to 1,904 for the comparable period in 1998. Increase in dollar volume and the increase in the number of leases originated was due to an increase in the average ticket size in 1998 over the 1997 period. The average annualized yield of the portfolio of leases serviced increased from 12.7% for the six months ended June 30, 1997 to 13.3% for the comparable period in 1998.

The portfolio of leases serviced increased from $174.8 million at June 30, 1997 to $403.3 million at June 30, 1998, representing an increase of 131%. This increase was due to an increase in lease originations.

Lease contract revenue increased from $7.3 million for the six months ended June 30, 1997 to $8.6 million for the comparable period in 1998, representing an increase of 18% due primarily to a 9.1% increase in the net investment in leases owned and an increase in average yield of the lease portfolio during the 1998 period.

As described above, the Company's securitizations have predominantly been structured as sales for financial reporting purposes, rather than as financing transactions as was the case in prior years. During the six months ended June 30, 1998, the Company recognized a gain on sale of $15.0 million. Since the Company plans to continue to structure its securitizations as sale transactions, it anticipates that gain on sale of leases will increase and become a larger portion of revenues in the future.

Fee income increased from $134,000 for the six months ended June 30, 1997 to $890,000 for the comparable period in 1998, representing an increase of 564%. This increase was due primarily to the Company's increased business activity of charging fee income on lease transactions.

Servicing and other income increased from $738,000 for the six months ended June 30, 1997 to $2.2 million for the comparable period in 1998, representing an increase of 198%, due primarily to income received from interest income and an increase in the serviced portfolio.

Total revenues increased from $11.6 million for the six months ended June 30, 1997 to $26.7 million for the comparable period in 1998, representing an increase of 130%, primarily as a result of the above factors.

Compensation and related expenses increased from $2.0 million for the six months ended June 30, 1997 to $2.3 million for the comparable period in 1998, representing an increase of 15%. The increase was due primarily to an increased number of total employees.

Amortization of initial direct costs increased from $1.2 million for the six months ended June 30, 1997 to $1.7 million for the comparable period in 1998, representing an increase of 42%. Initial direct costs, relative to the investment in leases, increased from December 31, 1996 to December 31, 1997 (the beginning of the six month periods ended June 30, 1997 and 1998, respectively), which resulted in increased amortization charges during the 1998 period as compared to the prior year.

The provision for credit losses increased from $402,000 for the six months ended June 30, 1997 to $1.4 million for the comparative period in 1998, representing an increase of 248%. This increase was due to increased originations and delinquency rates.

Other general and administrative expenses increased from $1.1 million for the six months ended June 30, 1997 to $3.0 million for the comparable period in 1998, representing an increase of 173%. The increase was due primarily to increased trustee and legal fees incurred during the 1998 period, a significant portion of which relates to the most recent securitization structure, and to increased occupancy and related costs associated with supporting the Company's growth.

Total expenses increased from $8.4 million for the six months ended June 30, 1997 to $12.1 million for the comparable period in 1998, representing an increase of 44%.

As a result of the above factors, net income increased from $1.7 million for the six months ended June 30, 1997 to $7.9 million for the comparable period in 1998, an increase of 365%.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Leases originated increased from $30.7 million for the three months ended June 30, 1997 to $73.4 million for the comparable period in 1998. The number of leases originated increased from 702 for the three months ended June 30, 1997 to 871 for the comparable period in 1998.

Lease contract revenue increased from $3.5 million for the three months ended June 30, 1997 to $3.6 million for the comparable period in 1998, representing an increase of 3%. The increase in lease contract revenue was due to the increase in the Company's average net investment in leases.

Fee income increased from $77,000 for the three months ended June 30, 1997 to $473,000 for the comparable period in 1998, representing an increase of 514%. This increase was due primarily to the Company's increased business activity of charging fee income on lease transactions.

Servicing and other income increased from $483,000 for the three months ended June 30, 1997 to $1.6 million for the comparable period in 1998, representing an increase of 231%. This increase was related to interest income and an increase in the serviced portfolio.

Total revenues increased from $6.3 million for the three months ended June 30, 1997 to $14.6 million for the comparable period in 1998, representing an increase of 132%, primarily as a result of the above factors.

Interest expense directly associated with the Company's lease borrowings decreased from $1.8 million for the three months ended June 30, 1997 to $1.5 million for the comparable period in 1998, representing a decrease of 17%. The decrease in such interest expense was primarily due to the lower average borrowings.

Compensation related expenses increased from $1.1 million for the three months ended June 30, 1997 to $1.2 million for the comparable period in 1998, representing an increase of 9%. The increase was due to increases in the number of employees and compensation levels necessitated by the growth of the Company.

Amortization of initial direct costs increased from $650,000 for the three months ended June 30, 1997 to $1.1 million for the comparable period in 1998, an increase of 69%, due primarily to the increase in investment in leases.

The provisions for credit losses increased from $120,000 for the three months ended June 30, 1997 to $1.0 million for 1998, representing an increase of 817%. This increase was due to increased originations and delinquency rates.

General and administrative expenses, increased from $727,000 for the three months ended June 30, 1997 to $2.4 million, representing an increase of 230%. The increase was due primarily to increased trustee and legal fees incurred during the 1998 period, a significant portion of which relates to the most recent securitization structure, and to increased occupancy and related costs associated with supporting the Company's growth.

-------------------------------------

Total expenses increased from $4.4 million for the three months ended June 30, 1997 to $7.4 million for the comparable period in 1998, representing an increase of 68%.

As a result of the above factors, net income increased from $1.1 million for the three months ended June 30, 1997 to $4.0 million for the comparable period in 1998, representing an increase of 264%.

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

The following table sets forth the major components of the increase in cash and cash equivalents:

                                                           Six Months Ended
                                                               June 30,
                                                          1997         1998
                                                        --------     --------
Net cash provided by operating activities               $   (171)    $ 10,183
Net cash provided by investing activities                 31,528       21,042
Net cash used for financing activities                   (30,560)     (45,248)
                                                        --------     --------
Net increase (decrease) in cash and cash equivalents    $    797     $(14,023)
                                                        ========     ========

SECURITIZATIONS.

The Company has utilized several structures in its securitizations, each designed to reduce the Company's cost of capital or improve upon existing financing terms. Prior to 1997, the Company's securitizations, which did not transfer control of the leases, were recorded as financings for financial reporting purposes. Beginning in 1997, the Company's securitizations qualified as sales for financial reporting purposes in accordance with the new accounting standard for the transfer of financial assets, SFAS No. 125, as control of the leases was transferred. Accordingly, gain on sale of leases was recognized beginning in 1997. The Company's current lease securitization structure is a commercial paper based conduit facility in which the Company contributes its leases (including related residuals) to a special purpose limited liability entity. Such entity sells the leases to an unaffiliated special purpose corporate entity which administers a multi-seller commercial paper conduit.

From 1992 through June 30, 1998, the Company has completed the following securitizations:

    COMMENCEMENT                                                                    SUBORDINATION LEVEL
        DATE              AMOUNT           RATING            AGENCY            (EXCLUDING GUARANTEED RESIDUALS)
    ------------          ------           ------            ------            --------------------------------
April 1992 .......    $12.1 million        AA+            Duff & Phelps                      20%
May 1993 .........     10.6 million        AAA/Aaa        S&P/Moody's                        13%
June 1994 ........     30.0 million        A-1/P-1        S&P/Moody's                        13%
July 1995 ........     90.0 million        AAA/Aaa        S&P/Moody's                         8%
February 1997 ....     61.6 million        AAA/Aaa        S&P/Moody's                         8%
September 1997 ...     74.3 million        AAA (93%)                                          2%
                                           BBB (6%)
March 1998 .......     86.0 million        AAA/BBB        Duff & Phelps/Fitch               2.5%
June 1998 ........    109.2 million        A-1/P-1        S&P/Moody's                         -%
                      -------------
TOTAL................$473.8 million

 The Company continually seeks to improve the efficiency of its securitizations by reducing the Company's cost of capital or improving upon existing financing terms. In the Company's latest securitization the subordination level was insignificant when excluding guaranteed residuals and the spread was 45 basis points over comparable United States Treasury securities. The effect of these reduced subordination levels and spreads has been to decrease the effective cost of the securitizations to the Company.

   Bank Lines of Credit and Other Credit Facilities. The Company uses bank lines of credit to fund leases pending inclusion in the Company's securitizations and to fund leases for retention in the Company's retained portfolio. Borrowings under the lines of credit are repaid with the proceeds received by the Company from securitizations and revenue received by the Company from retained leases. The Company will seek to obtain replacement or additional sources of financing as its current lines of credit expire or become fully utilized.

   The Company currently maintains an aggregate of $95 million in secured lines of credit to finance equipment purchases subject to on balance sheet direct financing leases. At June 30, 1998, the Company had an aggregate of $50.9 million available under such lines of credit. These lines of credit include: (i) a $15.0 million line of credit with Seafirst Bank under which interest is payable monthly at a rate of LIBOR plus 2% (this line expires during October
2001); (ii) a $5.0 million line of credit with Key Bank of Washington under which interest is payable monthly at a rate of LIBOR plus 2.0% (this line expired on July 1998); (iii) a $75 million credit facility with First Union, N.A. under which interest is payable monthly at LIBOR plus 1.5% (this facility expires in 1998). These lines of credit are secured by the on balance sheet leases and guarantees from the minority member of T & W Financial Services Company L.L.C. and senior management of the Company, and limit the amount of funds which may be advanced to the Company to a percentage of the discounted value of such leases. The Company also maintains an additional aggregate of $5.0 million in an unsecured line of credit from a bank and a credit arrangement with PLM to finance internal operations and the purchase of leases prior to their securitization or placement on "lease-line" secured credit facilities. At June 30, 1998, the Company had no advances under this line.

   Subsequent to June 30, 1998 the Company entered into a new credit facility for $75 million with Lehman Brothers, allowing the Company to have additional capacity and liquidity. The interest rate on this facility is 80 basis points over LIBOR and the facility will expire in one year, if not renewed. In addition the Company increased its unsecured lines of credit by $2.0 million.

The Company believes, based on its historical cash requirements and anticipated uses of cash, that the cash currently available and the cash to be derived from the Company's operating, investing and financing activities will be sufficient to meet its cash requirements, and implement its business plan through the end of 1998.

YEAR 2000

      The Company has been working with an external consultant and an internal committee of employees to address the scope of its year 2000 issue and implement any necessary resolutions.

The Company is making inquiries to customers and suppliers on which the operation of its business are critically dependent to determine their year 2000 readiness. An analysis of the responses from software vendors and suppliers received so far indicates substantial compliance with year 2000 issues, so that it currently appears that any effect based on a third party's noncompliance would not be material.

      To date, the Company's major business systems have been reviewed and tested for year 2000 compliance. Based on such review the Company believes that the majority of all critical business systems appear to be year 2000 compliant. The Company's estimates that its new lease servicing software will be chosen by the end of the third quarter of fiscal year 1998 with implementation of the new system to begin approximately in the fourth quarter. When the Company changes to a new accounting software package in the first quarter of 1999, all critical business systems should be year 2000 compliant.

      Over the past year, the Company has spent approximately $300,000 to upgrade all of its computer hardware and networking software, and not solely to resolve potential year 2000 problems. Although the Company has already upgraded its hardware, the Company has still budgeted $250,000 over the next two years to upgrade and fully integrate its software and business and processing systems to maintain year 2000 compliance. Although no contingency plan has yet been created by the Company to deal with potential year 2000 issues, it continues to assess and analyze the potential effects from the year 2000 and will prepare such a contingency plan if, based on its continuing review and analysis, the Company believes one is warranted.

'
                           Part II. Other Information


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS
        11.     Computation of Earnings Per Share is on page 4.
        27.     Financial Data Schedule.
        99.     Rule 135C Press Release of the Company (8/5/98)

(B)     REPORTS ON FORM 8-K
        T&W Financial Corporation filed no reports on Form 8-K during the quarter ended June 30, 1998.

ITEMS 1 THROUGH 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T&W Financial Corporation


Date:  August 14, 1998                    By: /s/ Paul B. Luke
                                          Paul B. Luke
                                          Senior Vice President,
                                          Chief Financial Officer,
                                          Treasurer and Director

INDEX TO EXHIBITS

Exhibit Number                              Description
--------------                              -----------
27                Financial Data Schedule for the six months ended June 30, 1998