Form 10-Q
period 1998-09-30
T&W FINANCIAL CORP
filed 1998-11-13
CIK 1041077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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






                 WASHINGTON                                 91-1844249
---------------------------------------------          ------------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                    Identification No.)

6416 PACIFIC HIGHWAY EAST, TACOMA, WASHINGTON                  98424
---------------------------------------------          ------------------------
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

The number of shares outstanding of the registrant's common stock as of November 11, 1998 was 8,395,691

                           T & W FINANCIAL CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

Part I.  Financial Statements

        Item I. Financial Statements                                                  Page
                                                                                     ----
        a)     Income Statements                                                       1
               for the three months and nine months ended September 30, 1998 and September 30, 1997

        b)     Balance Sheets                                                          2
               as of September 30, 1998, and December 31, 1997

        c)     Cash Flows Statements                                                   3
               for the nine months ended September 30, 1998 and September 30, 1997

        d)     Shareholders' Equity                                                    4
               for the period ended September 30, 1998

        e)     Notes to Financial Statements                                           5


        Item 2. Management's Discussion and Analysis of Financial                       8
                Condition and Results of Operations

Part II.  Other Information

        Item 6. Exhibits and Reports on Form 8-K                                       18

Signature


                   T&W FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          Three Months Ended          Nine Months Ended
                                             September 30,              September 30,
                                          --------------------      --------------------
                                           1998         1997         1998         1997
                                          -------      -------      -------      -------
Revenues:
 Lease contract revenue                   $ 4,421      $ 3,513      $12,975      $10,812
 Gain on sale of leases                    10,725        4,492       25,754        7,940
 Fee income                                   839          288        1,729          422
 Servicing & Other Income                   1,456          168        3,632          906
                                          -------      -------      -------      -------
      Total Revenues                       17,441        8,462       44,090       20,080
                                          -------      -------      -------      -------
Expenses:
 Interest expense                           2,176        1,912        5,918        5,638
 Compensation and related expenses          1,992        1,254        4,264        3,240
 Amortization of initial direct cost        1,274          558        2,938        1,780
 Provision for credit losses                  883          372        2,311          774
 Other general and administrative
    expenses                                2,759          765        5,733        1,838
                                          -------      -------      -------      -------
                                            9,084        4,861       21,164       13,270
                                          -------      -------      -------      -------
 Income before minority interest
   and income taxes                         8,357        3,601       22,926        6,810
 Minority Interest                          1,254          540        3,439        1,022
                                          -------      -------      -------      -------
Income before income taxes                  7,103        3,061       19,487        5,788
Income Taxes                                2,556        1,102        7,015        2,084
                                          -------      -------      -------      -------
Net Income                                $ 4,547      $ 1,959      $12,472      $ 3,704
                                          =======      =======      =======      =======
Earnings Per Share: Basic and
  Diluted                                 $  0.54      $  0.34      $  1.48      $  0.64
Weighted Average Number of shares
 of Common Stock and Common Stock
 Equivalents Outstanding                    8,400        5,800        8,400        5,800




                             See accompanying notes

                   T&W FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                   September 30,  December 31,
                                                       1998         1997
                                                   -----------    ---------
                                                   (Unaudited)    (Audited)
Cash and cash equivalents                           $ 15,971      $ 28,553
Dealer floor plans                                     6,504         6,797
Net investment in leases                             109,101       148,954
Securitization receivables                            47,991        16,362
Intangible assets, net                                 3,478         2,954
Investments in other assets                           10,077         8,577
                                                    --------      --------
          Total Assets                              $193,122      $212,197
                                                    ========      ========

Accounts payable and other accrued liabilities      $  6,828      $  7,107
Notes payable - recourse                              56,648        76,065
Notes payable - securitized                           36,001        60,317
Security deposits                                     11,798         9,624
Deferred income taxes                                 18,215        11,200
                                                    --------      --------
          Total Liabilities                          129,490       164,313
                                                    --------      --------
Minority interest                                     10,313         7,183
                                                    --------      --------

Preferred Stock                                           --            --
Common Stock and paid-in capital                      28,263        28,117
Retained Earnings                                     25,056        12,584
                                                    --------      --------
          Total Shareholders' Equity                  53,319        40,701
                                                    --------      --------
          Total Liabilities and Shareholders'
            Equity                                  $193,122      $212,197
                                                    ========      ========



                             See accompanying notes

                   T&W FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                        Nine Months Ended September 30,
                                                        ------------------------------
                                                            1998              1997
                                                        -----------       ------------
Net Income                                                $  12,472       $   6,810
Adjustments to reconcile net income to net cash
  provided (used) by operating activities
  Amortization and depreciation                               4,044           1,780
  Provision for credit losses                                 2,311             774
  Gain on sale of leases                                    (25,754)         (7,940)
  Minority interest                                           3,439              --
  Deferred taxes                                              7,015              --
  Changes in assets and liabilities exclusive of the
      effects of business acquisitions:
     Increase (decrease) in accounts payable and
      other accrued liabilities                                (279)         13,561
     Other                                                     (309)         13,561
                                                          ---------       ---------
  Net Cash Provided (Used) by Operating Activities            2,939          14,985
                                                          ---------       ---------
Cash Flows From Investing Activities
  New leases originated                                    (220,800)        (96,400)
  Lease payments received                                    15,222          35,749
  Initial direct costs incurred                              (3,425)             --
  Proceeds from sale of lease portfolio                     237,732          73,953
  Increase in other assets                                   (1,612)             --
  Net cash (advances) payments on floor plans                   293              --
  Cash received in acquisition net of cash paid                  --             191
  Purchase of Equipment                                        (732)             --
                                                          ---------       ---------
  Net Cash Provided (Used) by Investing Activities           26,678          13,493
                                                          ---------       ---------
Cash Flows From Financing Activities
  Proceeds from recourse and nonrecourse borrowings         201,528          37,242
  Payments on recourse and nonrecourse borrowings          (245,261)        (64,890)
  Net increase in security deposits                           2,174           2,042
  Proceeds from sale of common stock, net of costs              146              --
  Debt issue costs paid                                        (786)           (294)
  Distributions to shareholders                                  --          (1,395)
                                                          ---------       ---------
  Net Cash Provided (Used) by Financing Activities          (42,199)        (27,295)
                                                          ---------       ---------
Net Increase (Decrease) in Cash and Cash Equivalents        (12,582)          1,183
Cash and Cash Equivalents, beginning of period               28,553           8,064
                                                          ---------       ---------
Cash and Cash Equivalents, ending of period               $  15,971       $   9,247
                                                          =========       =========
Income Taxes Paid
                                                          $      --       $      --
                                                          =========       =========
Interest Paid                                             $   5,918       $   5,638
                                                          =========       =========

                             See accompanying notes

                  T & W FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                Common Stock and       Retained
                                                Paid in Capital        Earnings            Total
                                                -------------------------------------------------
Balance at December 31, 1997                       $28,117             $12,584            $40,701
     Net Income                                                         12,472             12,472
     Issuance of common stock                          146                                    146
                                                   -------             -------            -------
Balance at September 30, 1998                      $28,263             $25,056            $53,319
                                                   =======             =======            =======




                             See accompanying notes

                         T & W FINANCIAL CORPORATION AND SUBSIDIARIES
                            NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

T & W Financial Corporation ("T&W" or the "Company") is a specialized commercial finance company that was formed in August 1997 to provide capital equipment financing principally in the form of leases, to commercial entities. Previously, the Company's operations were part of a group of pass-through entities, each having primarily the same two individual owners. The assets, liabilities and operations of these pass-through entities were transferred to a newly formed limited liability company owned 85% by T&W and 15% by T & W Funding Company VI, L.L.C., an entity owned by T&W's senior management. The Company's operations extend throughout the United States, with no significant concentration in any region except the Pacific Northwest. The Company's headquarters are located in Tacoma, Washington.

The accompanying consolidated balance sheets and related interim consolidated statements of income and cash flows are unaudited. In the opinion of management, all adjustments, which consist of only normal recurring items necessary for the fair presentation of these interim financial statements have been included. Interim results are not necessarily indicative of the results expected for the full year.

NOTE 2.  NET INVESTMENT IN LEASES

The Company's investments in leases have been pledged as collateral for certain notes payable. The investment in leases which are in Special Purpose Entities (SPE or SPEs) and pledged as collateral for related debt are referred to herein as "Securitized". The net investment in leases presented on a basis by type of borrowing for which the investment is pledged as collateral is summarized as follows (in thousands):


                                                           September 30,      December 31,
                                                               1998              1997
                                                          ---------------   ---------------
                                                            (Unaudited)      (Audited)
Securitized ---
     Minimum lease payments receivable                      $  42,673       $  70,811
     Estimated residual value of leased equipment, net          5,757           8,620
     Unearned lease revenue                                    (5,054)        (11,619)
                                                            ---------       ---------
                                                               43,376          67,812
                                                            ---------       ---------
Not Securitized ---
     Minimum lease payments receivable                         62,103          78,428
     Estimated residual value of leased equipment, net         13,275          14,651
     Unearned lease revenue                                   (11,029)        (13,186)
                                                            ---------       ---------
                                                               64,349          79,893
                                                            ---------       ---------
Allowance for Credit Losses                                    (1,595)         (1,235)
                                                            ---------       ---------
Initial Direct Costs, net                                       2,971           2,484
                                                            ---------       ---------
     Net Investment in Leases                               $ 109,101       $ 148,954
                                                            =========       =========

A summary of activity in the allowance for credit losses account is as follows (in thousands):

                                      Nine Months Ended   Year Ended
                                        September 30,     December 31,
                                          30, 1998           1997
                                      -----------------  --------------
                                       (Unaudited)        (Audited)
BALANCE, beginning of period             $ 1,235           $ 1,323
                                         -------           -------
Provision for credit losses                2,311             1,581
                                         -------           -------
Charge-offs                               (1,711)             (405)
Recoveries                                   379                50
                                         -------           -------
     Net charge-offs                      (1,332)             (355)
                                         -------           -------
Decrease related to leases sold             (619)           (1,314)
                                         -------           -------
BALANCE, end of period                   $ 1,595           $ 1,235
                                         =======           =======

NOTE 3.  NOTES PAYABLE - RECOURSE

Notes payable for which the lender has recourse against the Company are secured by guarantees of shareholders and for lines of credit borrowings, underlying pledged leases, and are summarized as follows (in thousands):

                                                                              September 30,      December 31,
                                                                                  1998              1997
                                                                             ---------------    -------------
                                                                               (Unaudited)        (Audited)
Payable to bank drawn on a $75 million credit facility, interest
   payable monthly at 1.5% above the LIBOR rate, due in July 1999                $40,500          $69,212

Payable to bank drawn on a $15 million credit line, interest
   payable monthly at 2.0% above 30 day LIBOR rate, due as payments are              308            1,201
   made on underlying leases (last lease payment due October 2001)

Payable to bank drawn on a $5 million credit line, interest
   payable monthly at 2.0% above LIBOR, due December 1998                          1,520              912

Payable to bank drawn on a $7.5 million credit line, interest
   payable monthly at 2.0% above LIBOR, due July 1999                              4,730               --

$75 million Commercial Paper Facility, interest payable monthly
   at .80% above LIBOR, due July 1999                                              5,110               --

Acquisition notes payable, interest at 8%, $750,000 due January
   1999 with remaining principal and interest due quarterly to 2007,
   net of imputed interest discount of $219,000                                    4,480            4,740
                                                                                 -------          -------
                                                                                 $56,648          $76,065
                                                                                 =======          =======


NOTE 4.  SUBSEQUENT EVENTS

In October 1998, the Company and Accel Financial Group Ltd. ("Accel") of Vancouver Canada signed a letter of intent for the Company or its subsidiary, T & W Financial Services Company L.L.C. to acquire Accel for C$2.50 per share.
The letter contemplates a "going private transaction" under Canadian law which would enable the Company to acquire all of the outstanding shares of Accel. Both companies expect to finalize the transaction by January 19, 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes" ,"estimates", "expects", "intends", "plans", "seeks", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed in this section. Unless the context otherwise requires, the terms "Company" and "T&W" mean T & W Financial Corporation, its predecessors, subsidiaries and affiliates.

The Company's forward-looking statements are based primarily on the Company's current expectations and are subject to a number of risks and uncertainties. Important factors to consider in evaluating the Company's forward-looking statements include (1) the Company's ability to continue to fund its current business strategy with cost effective asset securitization facilities; (2) the level of credit enhancement required by rating agencies to achieve investment grade status for debt securities issued by the special purpose entities or owner trusts which purchase leases from the Company (the "SPEs"); (3) the collectibility of securitization receivables which represent the excess cash flows anticipated by the SPEs; (4) the Company's ability to identify suitable acquisition candidates or complete acquisitions on reasonable terms; (5) the Company's ability to attract and retain qualified management personnel; (6) the existence of a market for used equipment that must be sold or re-leased to recover the residual value of such equipment recorded by the Company, when guarantors of the residual values cannot satisfy their obligations to the Company; (7) the Company's ability to create and maintain relationships with equipment providers and referral sources to generate sufficient origination volume; and (8) the ability of lessees to comply with the terms of their leases so these leases may qualify to serve as collateral under the Company's bank lines of credit or as part of the lease pool under the Company's securitization facilities; (9) the Company's ability to continue rapid growth into new markets while attempting to maintain credit quality and customer satisfaction; and (10) changes in general economic conditions in the markets in which the Company may, from time to time, compete. In view of the risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will, in fact, have the results indicated, and accordingly, the actual results of the Company may differ materially from those indicated by such forward-looking statements.

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

The Company's profitability is largely determined by the difference or spread between the effective interest charged by the Company under its leases and the interest paid by the Company under its lines of credit and securitizations. The leases underwritten by the Company typically require payments to be made by the lessee over a six month to seven-year term at a fixed rate of interest that is determined by rates prevailing in the market at the time of lease approval. The Company finances the purchase of equipment that it leases primarily through lines of credit and the securitization of pooled leases. All of such lines of credit and certain of such securitizations require payments by the Company at variable rates of interest that are subject to frequent adjustment to reflect rates prevailing in the market for short-term borrowings. Accordingly, an increase in interest rates due to inflation or other causes could have a material adverse effect on the Company's financial condition, results of operations and prospects by reducing or eliminating the spread between the interest charged by the Company under its leases and the interest paid by the Company under its credit facilities and variable rate securitizations. Moreover, an increase in interest rates may cause the Company to raise the rate of interest that it charges to lessees, thereby reducing the demand for the Company's lease products. In addition, until the Company securitizes its leases, it may fund the purchase of equipment and other costs of such leases from lines of credit and working capital. An increase in interest rates could have a material adverse effect on the Company's financial condition, results of operations and prospects by reducing the gain on sale recognized by the Company in future securitizations. The Company has entered into interest rate swap agreements on behalf of the SPEs to protect against the risk of significant increases in interest rates. However, such agreements limit the Company's ability to participate in the benefits of lower interest rates. In addition, there can be no assurance that such agreements will adequately insulate the Company from interest rate risks.

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

The change in structure of the Company's securitizations from financings to sales has had, and will continue to have, a significant effect on the Company's balance sheet and income statement. Under financing treatment the Company recorded its net investment in leases as assets and the funds raised from securitizations as non-recourse notes payable on its balance sheet. Under sale treatment the only item to appear on the balance sheet is an asset, the securitization receivable. The existing balance of net investment in leases and non-recourse notes payable should decline over time as the existing on-balance sheet leases are paid down and new leases are sold under new securitization facilities. Under financing treatment the Company records lease contract revenue and interest expense on the non-recourse debt. Initial direct costs associated with the origination of leases are amortized as an expense over the life of the leases and provisions for credit losses are recorded based upon loss experience. Under sale treatment the Company records a gain on sale of leases. Initial direct costs associated with the origination of the leases sold are expensed at the time of the sale and reduce the reported gain on sale. As a result of the Company's securitizing a majority of its current lease originations using a structure which qualifies for sales treatment, the Company's lease contract revenue and interest expense on the non-recourse notes payable will decline as existing leases pay down.

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

The Company recognizes gain on the sale of leases at each sale date based on a determination of the present value of the estimated future amounts to be realized by the Company in connection with such sale. These estimates consider all cash flows generated by the leases sold over their life less: (i) trustee and other transaction related fees; (ii) credit enhancement expenses, if any (such as the monoline insurers' fee, if the leases are wrapped); (iii) normal servicing fees, which are retained by the Company in its capacity as servicer and are recognized over the life of the transaction; and (iv) payments to purchasers under the certificates. The securitization receivable is reduced by an allowance which is estimated by the

Company to be adequate to cover future credit losses. No allowance is made for estimated prepayments, which historically have been insignificant due to the non-cancelable nature of the leases.

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

                                                First Quarter          Second Quarter      Third Quarter
                                                    Ended                  Ended               Ended
                                               March 31, 1998           June 30, 1998     September 30, 1998
                                               --------------           -------------     ------------------
Operating Data:
Lease financing
  receivables originated:
  Number of contracts                                1,033                   871                      954
  Lease originations(1)                        $    63,600           $    73,400              $    83,800
Leases serviced:
  Number of contracts                               10,367                10,521                   10,894
  Portfolio of leases serviced(2)              $   363,400           $   403,348              $   476,019
  Average portfolio yield (3)                        12.5%                 13.3%                    12.8%
Credit quality statistics
  Delinquencies as a percentage of
  portfolio of leases serviced
  31-60 days                                          3.44%                 2.00%                    2.27%
  61-90 days                                          1.70%                 1.60%                    0.96%
  91-120 days                                         1.70%                 1.90%                    0.55%
  Over 120 days                                       1.23%                  .90%                    0.77%
       Total                                          8.07%                 6.40%                    4.55%
Net charge-offs (4) (5)                               0.20%                 0.53%                    0.45%

(1)     Represents the equipment cost for leases originated during the period.
(2) Represents the aggregate minimum lease payments, excluding residual values except for guaranteed residuals under all leases serviced by the Company held as direct financing leases and leases sold to SPEs.
(3) Represents the average yield recognized during the period for the portfolio of leases serviced.
(4) Represents charge-offs (reduced by recoveries), divided by the respective period's average net investment including residuals, under all leases serviced by the Company and either held as direct financing leases or sold to SPEs.

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

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997. Leases originated increased from $96.4 million for the nine months ended September 30, 1997 to $220.8 million for the comparable period in 1998, representing an increase of 129%. The number of leases originated increased from 1,830 for the nine months ended September 30, 1997 to 2,858 for the comparable period in 1998. Increase in dollar volume was due to an increase in the number of leases originated and an increase in the average ticket size in 1998 over the 1997 period. The average annualized yield of the portfolio of leases serviced increased from 12.6% for the nine months ended September 30, 1997 to 12.8% for the comparable period in 1998.

The portfolio of leases serviced increased from $216.9 million at September 30, 1997 to $476.0 million at September 30, 1998, representing an increase of 119%. This increase was due to an increase in lease originations.

Lease contract revenue increased from $10.8 million for the nine months ended September 30, 1997 to $13.0 million for the comparable period in 1998, representing an increase of 20% due primarily to a 3% increase in the net investment in leases owned and an increase in average yield of the lease portfolio during the 1998 period.

As described above, the Company's securitizations have predominantly been structured as sales for financial reporting purposes, rather than as financing transactions as was the case in prior years. During the nine months ended September 30, 1998, the Company recognized a gain on sale of $25.8 million. Since the Company plans to continue to structure its securitizations as sale transactions, it anticipates that gain on sale of leases will increase and become a larger portion of revenues in the future.

Fee income increased from $.4 million for the nine months ended September 30, 1997 to $1.7 million for the comparable period in 1998, representing a increase of 310%. This increase was due primarily to the Company's increased business activity of charging fee income on lease transactions.

Servicing and other income increased from $.9 million for the nine months ended September 30, 1997 to $3.6 million for the comparable period in 1998, representing an increase of 301%, due primarily to an increase in the serviced portfolio and interest income received.

Total revenues increased from $20.0 million for the nine months ended September 30, 1997 to $44.1 million for the comparable period in 1998, representing an increase of 120%, primarily as a result of the above factors.

Compensation and related expenses increased from $3.2 million for the nine months ended September 30, 1997 to $4.3 million for the comparable period in 1998, representing an increase of 32%. The increase was due primarily to an increased number of total employees.

Amortization of initial direct costs increased from $1.8 million for the nine months ended September 30, 1997 to $2.9 million for the comparable period in 1998, representing an increase of 65%. Initial direct costs, relative to the investment in leases, increased from December 31, 1996 to December 31, 1997 (the beginning of the nine month period ended September 30, 1998), which resulted in increased amortization charges during the 1998 period as compared to the prior year.

The provision for credit losses increased from $.8 million for the nine months ended September 30, 1997 to $2.3 million for the comparative period in 1998, representing an increase of 199%. This increase was due to increased originations and sale transactions.

Other general and administrative expenses increased from $1.8 million for the nine months ended September 30, 1997 to $5.7 million for the comparable period in 1998, representing an increase of 217%. The increase was due primarily to increased trustee and legal fees incurred during the 1998 period, a significant portion of which relates to the most recent securitization structure, and to increased occupancy and related costs associated with supporting the Company's growth.

Total expenses increased from $13.3 million for the nine months ended September 30, 1997 to $21.2 million for the comparable period in 1998, representing an increase of 59%, primarily as a result of the above factors.

As a result of the above factors, net income increased from $3.7 million for the nine months ended September 30, 1997 to $12.5 million for the comparable period in 1998, an increase of 238%.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997. Leases originated increased from $46.1 million for the three months ended September 30, 1997 to $83.8 million for the comparable period in 1998. The number of leases originated increased from 529 for the three months ended September 30, 1997 to 954 for the comparable period in 1998.

Lease contract revenue increased from $3.5 million for the three months ended September 30, 1997 to $4.4 million for the comparable period in 1998, representing an increase of 26%. The increase in lease contract revenue was due to the increase in the Company's average net investment in leases.

Fee income increased from $288,000 for the three months ended September 30, 1997 to $839,000 for the comparable period in 1998, representing an increase of 253%. This increase was due primarily to the Company's increased business activity of charging fee income on lease transactions.

Servicing and other income increased from $168,000 for the three months ended September 30, 1997 to $1.5 million for the comparable period in 1998, representing an increase of 767%. This increase was related to an increase in the serviced portfolio and interest income.

Total revenues increased from $8.5 million for the three months ended September 30, 1997 to $17.4 million for the comparable period in 1998, representing an increase of 106%, primarily as a result of the above factors.

Interest expense directly associated with the Company's lease borrowings increased from $1.9 million for the three months ended September 30, 1997 to $2.2 million for the comparable period in 1998, representing an increase of 14%. The increase in such interest expense was primarily due to the higher average borrowings.

Compensation related expenses increased from $1.3 million for the three months ended September 30, 1997 to $2.0 million for the comparable period in 1998, representing an increase of 59%. The increase was due to increases in the number of employees and compensation levels necessitated by the growth of the Company.

Amortization of initial direct costs increased from $558,000 for the three months ended September 30, 1997 to $1.3 million for the comparable period in 1998, an increase of 128%, due primarily to the increase in investment in leases.

The provisions for credit losses increased from $372,000 for the three months ended September 30, 1997 to $883,000 for 1998, representing an increase of 137%. This increase was due to increased originations and sale transactions.

General and administrative expenses, increased from $765,000 for the three months ended September 30, 1997 to $2.8 million, representing an increase of 261%. The increase was due primarily to increased trustee and legal fees incurred during the 1998 period, a significant portion of which relates to the most recent securitization structure, and to increased occupancy and related costs associated with supporting the Company's growth.

Total expenses increased from $4.9 million for the three months ended September 30, 1997 to $9.1 million for the comparable period in 1998, representing an increase of 187%.

As a result of the above factors, net income increased from $2.0 million for the three months ended September 30, 1997 to $4.5 million for the comparable period in 1998, representing an increase of 125%.

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

                                                                   Nine Months Ended
                                                                     September 30,
                                                                1998               1997
                                                              --------           --------
Net cash provided by operating activities                     $  2,939           $ 14,985
Net cash provided by investing activities                       26,678             13,493
Net cash used for financing activities                         (42,199)           (27,295)
                                                              --------           --------
Net increase (decrease) in cash and cash equivalents          $(12,582)          $  1,183
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

From 1992 through September 30, 1998, the Company has completed the following securitizations:


                                                                                  SUBORDINATION LEVEL
    COMMENCEMENT                                                                 (EXCLUDING GUARANTEED
       DATE                          AMOUNT        RATING          AGENCY             RESIDUALS)
    ------------                     -----         ------          ------         ---------------------
April 1992.....................   $12.1 million     AA+          Duff & Phelps             20%
May 1993.......................    10.6 million     AAA/Aaa      S&P/Moody's               13%
June 1994......................    30.0 million     A-1/P-1      S&P/Moody's               13%
July 1995......................    90.0 million     AAA/Aaa      S&P/Moody's                8%
February 1997..................    61.6 million     AAA/Aaa      S&P/Moody's                8%
September 1997.................    74.3 million     AAA/BBB      Duff & Phelps              2%
March 1998.....................    86.0 million     AAA(93%)     Duff & Phelps/Fitch      2.5%
                                                    BBB(6%)
June 1998                         117.5 million     A-1/P-1      S&P/Moody's                 -
September 1998.................    77.4 million     AAA/Aaa      Duff & Phelps/Fitch      3.00
                                  -------------
TOTAL.....................       $559.5 million


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

The Company currently maintains an aggregate of $157.5 million in secured lines of credit to finance equipment purchases subject to on balance sheet direct financing leases. At September 30, 1998, the Company had an aggregate of $105.6 million available under such lines of credit. These lines of credit include: (i) a $75 million credit facility with Lehman Brothers, under which interest is payable monthly at 80 basis points over LIBOR (this facility expires in July 1999, if not renewed); (ii) a $75 million credit facility with First Union, N.A. under which interest is payable monthly at LIBOR plus 1.5% (this facility expires in July 1999); (iii) a $7.5 million credit facility with First Union, N.A. under which interest is payable monthly at LIBOR plus 2.0% (this facility expires in July 1999). These lines of credit are secured by the on balance sheet leases and guarantees from the minority member of T & W Financial Services Company L.L.C. and senior management of the Company, and limit the amount of funds which may be advanced to the Company to a percentage of the discounted value of such leases. The Company also maintains an additional aggregate of $7.0 million in unsecured lines of credit from two banks and a credit arrangement with PLM Consulting Group, L.L.C. to finance internal operations and the purchase of leases prior to their securitization or placement on "lease-line" secured credit facilities. At September 30, 1998, the Company had reached its borrowing capacity under these unsecured lines.

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

The Company is making inquiries to customers and suppliers on which operation of its business are critically dependent to determine their year 2000 readiness. An analysis of the responses from software vendors and suppliers received so far indicates substantial compliance with year 2000 issues, so that it currently appears that any effect based on a third party's noncompliance would not be material.

To date, the Company's major business systems have been reviewed and tested for year 2000 compliance. Based on such review the Company believes that the majority of all critical business systems appear to be year 2000 compliant. The Company's estimates that its new lease servicing software will be chosen by the end of the fourth quarter of fiscal year 1998 with implementation of the new system to begin approximately in the first quarter of 1999. When the Company migrates to a new accounting software package in the first quarter of 1999, all critical business systems should be year 2000 compliant.

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

                           Part II. Other Information


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS
        11.     Computation of Earnings Per Share is on page 4
        27.     Financial Data Schedule.

(B)     REPORTS ON FORM 8-K
        T&W Financial Corporation filed no reports on Form 8-K during the quarter ended September 30, 1998.

ITEMS 1 THROUGH 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T&W Financial Corporation


Date:  November 11, 1998                    By: /s/ Paul B. Luke
                                            Paul B. Luke
                                            Senior Vice President,
                                            Chief Financial Officer,
                                            Treasurer and Director