Form 10-K
period 1998-12-31
T&W FINANCIAL CORP
filed 1999-03-31
CIK 1041077

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 1-041077

                            T&W FINANCIAL CORPORATION
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of 2,921,041 shares of the Registrant's Common Stock held by non-affiliates based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market on March 24, 1999 was approximately $23 million. For purposes of this computation, all officers, directors and 5 percent beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

There were 8,396,516 shares of Common Stock, $.01 par value outstanding as of March 24, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders ("the Proxy Statement") are incorporated herein by reference into Part III.

================================================================================

                            T&W FINANCIAL CORPORATION

                               INDEX TO FORM 10-K

Part I
      Item 1.     Business..............................................................   3
      Item 2.     Properties............................................................  12
      Item 3.     Legal Proceedings.....................................................  12
      Item 4.     Submission of Matters to a Vote of Security Holders...................  12
Part II.
      Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.  12
      Item 6.     Selected Financial Data...............................................  12
      Item 7.     Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations.........................  13
      Item 8.     Financial Statements..................................................  15
      Item 9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures..................................  22
Part III
      Item 10.    Directors and Executive Officers of the Registrant....................  22
      Item 11.    Executive Compensation................................................  22
      Item 12.    Security Ownership of Certain Beneficial Owners and Management........  22
      Item 13.    Certain Relationships and Related Transactions........................  22
Part IV
      Item 14.    Exhibits and Reports on Form 8-K......................................  23
Signatures ...............................................................................24

                                     PART I

ITEM I.  BUSINESS

OVERVIEW

     T&W Financial Corporation ("T&W" or "the Company") is a specialized commercial finance company that provides equipment financing, principally in the form of leases, to small and medium-sized businesses. The Company originates leases through direct relationships with equipment providers that generally offer the Company's leasing services as a preferred method of financing equipment sales. The Company also originates leases through referrals from financial institutions and other lessors. The Company is primarily a "credit lender" and, as such, its underwriting policies and procedures focus on the creditworthiness of the lessee rather than the value of the equipment financed. The Company concentrates on "prime credits," which it defines as lessees that have been under the same ownership for at least 10 years and have a record of meeting their financial obligations. T&W has been continuously engaged in the leasing business since 1976, and as of December 31, 1998, the Company's portfolio of leases serviced totaled $600.9 million and included over 13,800 leases.

     The Company focuses on financing equipment with a purchase price of less than $250,000 ("small ticket" equipment leases) in various industries, including fast food franchises, independent grocery stores, funeral homes, hospitality, liquid waste disposal and commercial auto rental. As of December 31, 1998, these six industries accounted for approximately 36.7% of the Company's portfolio of leases serviced. The Company finds these industries attractive because lessees in these industries generally have credit characteristics favored by the Company and the equipment financed is generally not subject to obsolescence within the lease term. By utilizing dedicated marketing teams to service and expand its penetration within a particular industry, the Company is able to develop long-term relationships with equipment providers, which generates a continuing source of new lease originations. The Company maintains a diversified portfolio in order to minimize its credit exposure to any single industry or individual lessee. As of December 31, 1998, no single industry accounted for more than 14.5% of the Company's portfolio of leases serviced and no single lessee accounted for more than 2.2% of its portfolio of leases serviced. The average annualized yield on the Company's portfolio of leases serviced for the year ended December 31, 1998 was 11.8%. For leases originated in 1998, the average contractual yield was 11.5%, the average term was 42 months, and the average equipment cost was $85,000.

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

COMMERCIAL FINANCE INDUSTRY

     The equipment financing industry in the United States has grown rapidly during the last decade and includes a wide range of entities that provide funding for the purchase of equipment. According to research by the Equipment Leasing Association using United States Department of Commerce data, the financing of capital equipment by businesses through leasing increased from approximately $122 billion in 1992 to approximately $179.8 billion in 1997, and represented approximately 31% of the $582.1 billion spent on productive assets in 1997.

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

     The Company is also flexible and willing to work with potential lessees to create customized financing packages. The Company's expertise within selected industries allows the Company to customize its leases to fit the needs of lessees and allows equipment providers to offer integrated sale and financing transactions. For example, in industries that are seasonal in nature, a step payment plan may be adopted which ties lease payments to the seasonal nature of the industry. The term of the Company's leases are also variable, ranging generally from 12 to 84 months.

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

GROWTH STRATEGY

     The Company's objective is to become one of the leading providers of equipment lease financing to small and medium-sized businesses in specific niche industries. The Company believes that it has significant opportunities to expand its operations as spending on equipment rises and small and medium-sized businesses increasingly use leasing to finance equipment purchases. The Company's specific strategies for achieving growth are:

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

      Strategic Alliances with Equipment Providers. T&W uses strategic alliances to expand its presence in existing markets and to develop new market opportunities. T&W currently uses several types of strategic alliances, including informal arrangements with equipment providers, T&W's Sales Maximizer Program and joint ventures.

     Informal Arrangements. Informal arrangements with equipment providers permit T&W to offer its leasing services as the preferred method of financing equipment sales. T&W has developed relationships with equipment providers in selected industries pursuant to which T&W's leasing services are provided to customers under T&W's name or the name of the equipment provider. These relationships have enabled T&W to expand in particular industries such as funeral homes and independent grocery stores and to establish relationships in new industries such as commercial automobile rental companies and health services.

     Sales Maximizer Program. The Sales Maximizer Program is a formal agreement pursuant to which T&W and selected equipment providers agree to share certain tax benefits and to cooperate to increase sales. In the Sales Maximizer Program, a new entity (owned by T&W and the equipment provider) purchases equipment from the equipment provider and then leases the equipment to the lessee. The Sales Maximizer Program benefits T&W and the equipment provider because it allows both to realize certain tax benefits, enables the equipment provider to increase sales and customer allegiance and allows T&W to enhance its relationship with the equipment provider, increase its share of the equipment provider's sales and initiate relationships with new lessees. In connection with the program, the equipment provider assumes a portion of the residual and remarketing risks on the financed equipment.

     Joint Ventures. T&W has entered into a number of joint ventures which it believes will permit it to increase operations in existing industries, enter new industries and develop new geographic markets. Typically, T&W owns approximately 60% to 80% of such joint ventures and generally has veto power over any material decisions. As of December 31, 1998, T&W had invested a total of approximately $2.2 million in five joint ventures and anticipates additional investments in joint ventures in the next two years. In most cases, T&W provides its employees, financing expertise and capital to the joint venture, while the minority owners provide access to new markets.

     Generally, such joint ventures originate leases which will be included in T&W's securitizations. Such leases are originated by the joint ventures using the employees and credit underwriting procedures and policies of T&W and such leases may be held by such joint ventures or T&W prior to securitization. See "--Underwriting." Certain joint ventures such as Onset Capital Corporation discussed below, however, may independently underwrite and securitize the leases.

     In February 1998, T&W formed Onset Capital Corporation, a Canadian joint venture with five offices in Canada, to service the leasing needs of small to medium-sized businesses throughout Canada. Onset Capital Corporation has 20 employees in Canada with significant experience in small ticket leasing. As of December 31, 1998, the joint venture had originated, pursuant to its own credit underwriting procedures and policies, approximately US$27 million of leases. Onset Capital Corporation completed its first securitization at the end of February 1999 pursuant to which approximately C$40,000,000 was raised.

     In March 1998, T&W formed Commercial Financial Services to engage in the business of specialized commercial finance and equipment leasing of furniture, fixtures, equipment and real estate for the retail and wholesale grocery industry through programs arranged by the co-owner of the joint venture, who is an experienced former grocery industry executive. T&W made a $100,000 initial capital contribution for a 65% ownership interest and will furnish the employees, programs and services for the joint venture. T&W believes that the joint venture will enable it to expand its lease originations in the grocery industry throughout the United States.

     In July 1998, T&W formed Prime One Capital Company, L.L.C. to provide automobile fleet leasing to car rental companies. T&W has a 51% interest based on an initial capital contribution of $100,000 and will furnish the employees, programs and services for the joint venture. The co-owners are experienced leasing executives, franchised automobile dealers in the Eastern United States. T&W believes that Prime One Capital will enable it to expand further into the business of commercial vehicle leasing.

     In July 1998, T&W formed Member Services Company L.L.C. to engage in the business of specialized commercial finance and equipment leasing for community banks and their commercial customers using T&W's programs and services. T&W owns 70% of Member Services Company and the co-owner has significant community bank contacts throughout the Southeastern United States. T&W believes that the existence of approximately 8,000 independent community banks in the United States present an opportunity for T&W to obtain additional lease originations through such bank's existing customers. It is anticipated that T&W will acquire portfolios of leases from the community banks once the portfolios have been seasoned.

     Acquisition of Accel Financial. T&W Financial Corporation has agreed to acquire Accel Financial Group ("Accel"), a specialty commercial finance company based in Vancouver, British Columbia. T&W and Accel are currently joint venture partners in Vancouver-based Onset Capital Corporation ("Onset"). Onset is a leading provider of conventional equipment financing to the small-ticket segment of the Canadian marketplace for Canadian businesses and U.S. vendors and manufacturers doing business in Canada. Upon approval of the acquisition of Accel, T&W Financial Corporation would own a majority of Onset with the remaining minority interest owned by Onset management. A definitive agreement to consummate the acquisition will be subject to the satisfactory completion of a due diligence review, removal of all material conditions, all necessary stock exchange and regulatory approvals, and approvals by Accel's shareholders and directors.

     Marketing to Selected Industries

     Approximately 52.6% of T&W's portfolio of leases serviced as of December 31, 1998 consisted of leases in eleven selected industries where T&W has focused its marketing efforts:

              PORTFOLIO OF LEASES SERVICED AS OF DECEMBER 31, 1998

             INDUSTRY                       PERCENTAGE OF PORTFOLIO (1)
             --------                       ---------------------------

Selected Industries:
   Automobile Rental .................                14.5%
   Independent Grocery Stores.........                 8.2%
   Funeral Homes......................                 7.8%
   Trucking & Warehousing Companies...                 6.8%
   Fast Food Franchises...............                 3.9%
   Aviation Support...................                 3.0%
   Equipment Rental & Leasing
     Companies........................                 2.1%
   Health Services....................                 1.7%
   Liquid Waste Disposal..............                 1.7%
   Medical & Hospital Equipment
   Wholesalers........................                 1.6%
   Hospitality Companies..............                 1.4%

Other Industries......................                47.4%
                                                     ------
                                                     100.00%


 (1) Percentages are approximate and are based upon Standard Industrial Classification codes.

     The Company focuses its marketing efforts in specific industries where it develops direct relationships with equipment providers. Relationships with equipment providers are either based on joint ventures or based on informal arrangements whereby T&W generally does not pursue relationships with competitors of the equipment provider and the equipment provider generally does not promote competitive sources of equipment financing. T&W provides marketing materials to equipment providers that include the specific equipment provider's name promoting leasing from T&W as a cost-effective method of financing equipment purchases. The marketing representatives of the equipment providers then use such marketing materials as part of their overall sales presentation.

     The Company believes that it has developed strong relationships with equipment providers by providing lessees with excellent customer service, including a rapid response to credit applications and flexible lease terms that are tailored to the specific needs of lessees. Equipment providers benefit from T&W's knowledge of and active participation in their businesses, including joint marketing efforts and attendance at industry trade shows. As a result, many of the equipment providers are continuing sources of a significant amount of leases originated by T&W. The principal industries where T&W has relationships with equipment providers include fast food franchises, independent grocery stores, funeral homes, hospitality, liquid waste disposal, horticulture, aviation support and dairy. Although T&W does not currently rely on brokers to originate leases it may choose to do so in the future.

     Funeral Homes. T&W originates leases for operators of funeral homes. Since 1987, T&W has financed audio and visual equipment used by the funeral home industry. In December 1997, T&W acquired the Specialty Vehicle Division of Transamerica which leases hearses and limousines to funeral homes. Other relationships with equipment providers, such as manufacturers of crematory equipment and floral refrigeration units are being actively pursued. T&W has attempted to further increase its visibility in the industry through its participation in industry trade shows. As of December 31, 1998, leases to businesses in the funeral home industry represented 7.8% of T&W's portfolio of leases serviced.

     Independent Grocery Stores. T&W originates leases for the purchase of equipment for use by independent grocery stores through its relationships with cooperative associations of independent grocery stores and independent grocery store wholesalers and through its joint venture, Commercial Financial Services. Such equipment includes refrigeration units, point of sale equipment and shelving as well as other essential equipment. According to the Progressive Grocer Annual Report published in April 1997, based on data from the National Grocers Association, there are currently over 22,000 independent grocery stores in the United States and, as of December 31, 1997, 98 independent grocery stores were lessees of T&W. As of December 31, 1998, leases to independent grocery stores represented 8.2% of T&W's portfolio of leases serviced.

     Cooperative associations of independent grocery stores and independent grocery store wholesalers buy equipment directly from manufacturers at a discount for resale to independent grocery stores, allowing the independent grocer to purchase equipment at a price similar to that paid by supermarket chains. T&W has developed strong but non-exclusive relationships with several leading cooperatives and wholesalers, including Associated Foods and Super Value. These cooperatives and wholesalers refer independent grocery stores to T&W, promoting it as one of their recommended financial service providers. T&W's relationship with cooperatives and wholesalers began in 1972 when Michael A. Price, the founder of T&W, started working with equipment manufacturers who provide equipment to cooperatives and wholesalers for resale to independent grocery stores. T&W actively participates in the independent grocery store industry through its membership in the National Grocers Association, Ohio Grocers Association and Oregon Grocery Industry Association, and its participation in industry trade shows.

     T&W has expanded its financing opportunities by providing financing not only for equipment purchases by independent grocery stores but also for facility construction and expansion. T&W believes that such expansion complements its existing leasing products and provides significant opportunities for additional financings for its existing lessees.

     Fast Food Franchises. Since 1992, T&W has originated equipment leases to recognized fast food franchises, including Mrs. Fields and Subway. T&W is an approved lender for these franchises. Typically, the franchisor provides not only the equipment necessary for the franchisee's business, but also access to potential financing sources for such equipment. Such equipment includes ovens, fryers, refrigeration units and point of sale equipment. T&W believes that the nature of the franchisor/franchisee relationship reduces the risk that T&W will suffer losses on leases to fast food franchisees because the franchisor is generally motivated to find a replacement if the franchisee does not perform. As of December 31, 1998, leases to fast food franchises represented 3.9% of T&W's portfolio of leases serviced.

     Automobile Rental Companies. T&W originates leases primarily for the commercial automobile rental market which consists of franchises, licensees, regional independent car rental agencies and/or small corporate fleets. It also includes independent rental car agencies that are regional in nature. T&W uses its fundamental underwriting criteria and minimizes its exposure to equipment redistribution and unrecovered residuals by entering into manufacturer repurchase agreements with manufacturers, residual value guarantees by lessees, other lessee guarantees and by generally limiting lease terms to between nine and 36 months. As of December 31, 1998, leases to businesses in the commercial automobile rental industry represented 14.5% of T&W's portfolio of leases serviced. See "--Strategic Alliances--Joint Ventures."

     Health Services. T&W originates leases primarily for the community pharmacy market, including certain pharmaceutical equipment such as automated pill dispensing machines and computer software designed to facilitate purchasing inventory through buying cooperatives. A significant number of these pharmacies have been in business over ten years and have a consistent track record in their local communities. In addition, T&W is working with multiple manufacturers to minimize its equipment redistribution risk through remarketing agreements and/or repurchase agreements. As of December 31, 1998, leases to businesses in the health services industry represented 1.7% of T&W's portfolio of leases serviced.

     Hospitality. Since 1987, T&W has originated leases from hoteliers and hotel franchisees for equipment acquisitions through its relationship with hotel management companies such as West Coast Hotels and hotel franchises such as Holiday Inns. Historically, T&W has financed telephone and reservation systems; however, T&W has recently begun to finance equipment for "food courts" i.e., clusters of fast food franchises located in hotels. T&W actively participates in the hospitality industry through participation in industry trade shows. As of December 31, 1998, leases to businesses in the hospitality industry represented 1.4% of T&W's portfolio of leases serviced.

     Liquid Waste Disposal. Since 1989, T&W has originated leases for the purchase of liquid waste disposal equipment, including storage containers ranging in size from portable toilets to portable holding tanks. T&W actively participates in liquid waste disposal industry trade shows and is a member of the Portable Sanitation Association International.

     T&W has developed a strong relationship with a leading manufacturer of portable toilets, which actively markets T&W to its customers. T&W anticipates expanding its business with this manufacturer through its Sales Maximizer Program discussed above.

     T&W also originates leases for sewer and septic cleaning and maintenance equipment for franchisees. T&W is a recommended financing service company for a national sewer and septic cleaning and maintenance franchisor. As of December 31, 1998, leases to businesses in the liquid waste disposal industry represented 1.7% of T&W's portfolio of leases serviced.

     Other Industries. Approximately 60.8% of T&W's portfolio of leases serviced as of December 31, 1998 consisted of leases originated through direct contacts with equipment providers and equipment users in a wide variety of other industries, as well as through referrals. T&W believes that it has the opportunity to develop significant new originations in these other industries. Consequently, T&W's marketing personnel are constantly developing contacts in new industries and expanding contacts within industries already serviced by T&W. See "--Business Strategy--Strategic Alliances."

     In addition to its focus on specific industries, T&W originates leases based on referrals from existing lessees, regional and community banks, other financial institutions and other lessors who are unwilling to provide financing to certain lessees or may not have the underwriting, servicing or financial capability to do so. A number of regional and community banks refer business to T&W rather than refer the business to competing banks. T&W has developed strong relationships with a number of the regional and community banks and other financial institutions in the Northwest. T&W is a member of the Washington Bankers Association and actively participates in its conferences and meetings. T&W pays a referral fee to the referring bank or lessor.

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

TERMS OF EQUIPMENT LEASES

     Substantially all equipment leases acquired or originated by T&W are non-cancelable by the lessee. During the term of the lease, T&W generally receives scheduled payments sufficient, in the aggregate, to cover T&W's borrowing costs and the costs of the underlying equipment and to provide T&W with an acceptable profit margin. The term of the lease is less than or equal to the equipment's estimated economic life and generally ranges from 6 to 84 months.

     The standard terms and conditions of T&W's leases require lessees to: (i) use the equipment in a careful manner and make all necessary repairs; (ii) bear the entire risk of loss, theft, damage or destruction of the equipment; (iii) insure the equipment against loss, theft, damage or destruction; (iv) pay all charges and taxes associated with the equipment; and (v) make all scheduled contract payments regardless of loss, theft, damage or destruction of the equipment. T&W's standard forms of lease provide that in the event of a default by the lessee, T&W may, at its election: (i) repossess and remove the equipment for re-lease or subsequent sale; (ii) require the lessee, at its expense, to return the equipment in good repair to such place as T&W may specify; (iii) cancel or terminate the lease and retain any and all prior payments; (iv) accelerate the future payments due under the lease; and (v) sue for and recover from the lessee the sum of all unpaid rents and other payments due under the lease then accrued. All additions, repairs or improvements made to the equipment, regardless of the source of payment, are automatically incorporated into and deemed a part of the equipment and belong to T&W.

     Generally, T&W requires the lessee and its owners to guarantee that T&W will receive a specific amount of proceeds upon sale of the underlying equipment at the end of the lease term. The terms of the guarantee require the lessee to pay T&W in cash any deficiency between the guaranteed amount of sale proceeds and the actual amount of sale proceeds. See "Risk Factors--Residual Values of Leased Equipment" and "--Vendor Bankruptcy and Vendor Concentration."


UNDERWRITING

     The Company has developed credit underwriting procedures and policies that it believes are effective in identifying creditworthy lessees and minimizing the risk of delinquency and charge-offs. T&W reviews individual leases for compliance with lease underwriting guidelines prepared by T&W's Credit Committee, currently consisting of T&W's Chairman, President, Senior Vice President of Operations and Chief Credit Officer, and Assistant Vice President-Credit Operations. In addition, all of T&W's joint ventures, with the exception of Onset Capital Corporation, use T&W's credit underwriting staff and follows its procedures and policies when originating leases.

     CREDIT PROCEDURES. The lessee approval process begins with the submission by the lessee of a credit application, at which time the Company conducts its own independent credit investigation through recognized commercial credit reporting agencies such as Dun & Bradstreet, Equifax, Inc. and Experian. The credit application is then reviewed by the Assistant Vice President-Credit Operations. Credit applications involving more than $40,000 but less than $100,000 must be reviewed by two members of the Company's Credit Committee.

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

     The Company's credit grading model is based on the following factors relating to the lessee: (i) length of time in business; (ii) primary standard industrial classification code number or industry classification; (iii) the lessee's bank account generally over the last three months, the bank's rating of the customer, bank loan payment history and length of relationship with the bank; (iv) trade payment history; (v) length of relationship with trade references; (vi) landlord payment history; (vii) the lessee's status with the Secretary of State of its state of incorporation; (viii) personal credit history of the lessee's owner(s) or principal(s); (ix) the lessee's Dun & Bradstreet rating; and (x) the payment history with the Company, if any. Each factor is allocated a score from one through five by the Company. After scoring each factor, an average is taken of the scores for each of the factors. If the average is three or greater the Company will generally approve the credit application. If the average is less than three, the Company may still evaluate the credit application based on a determination by the approving authority who may approve or deny the credit. Usually an approval granted on a score under three receives some type of credit enhancement such as automatic checking deduction for monthly payments. However, the application must be further evaluated by an additional member of the Company's Credit Committee, who may approve or deny the credit application.

     Transactions involving more than $50,000 also require the submission of two years of financial statements and an interim financial statement. If year-end financial statements are not audited or reviewed, corresponding tax returns are required. Personal tax returns of the owners or principals of the lessees are also required. Transactions involving $100,000 or more require an additional year of financial statements. In addition, the Company evaluates certain financial aspects of the lessee specific to the particular transaction, including its debt to equity ratios, cash flow and equity coverage, assets, sales, inventory, accounts receivable and accounts payable, based on industry standards formulated by Robert Morris and Associates. The Company generally requires personal guarantees by the principals or owners of the lessee.

     The Company adheres to strict guidelines in order to preserve lessee and industry diversity within its portfolio of leases serviced, thus minimizing the risk associated with lessee location, lessee obligation and industry cycles. Diversification standards are also imposed by the Company's securitization programs. As of December 31, 1998, no single industry accounted for more than 14.5% of its portfolio of leases serviced and no single lessee accounted for more than 2.2% of the Company's portfolio of leases serviced. In connection with the Company's securitizations, reviews of the Company's underwriting standards and procedures are conducted by insurers and rating agencies.

SERVICING AND ADMINISTRATION

     The Company's strategy has been to retain the servicing rights for substantially all of the leases it originates. The Company's lease servicing activities generally include: billing; collecting and remitting lease payments; contacting delinquent obligors; handling obligor defaults; recording security interests; investor and securitization reporting; portfolio management reporting; conducting foreclosure proceedings; disposing of foreclosed properties and otherwise administering the leases. As of December 31, 1998, the Company serviced over 13,800 leases.

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

     The following table sets forth certain information with respect to the Company's delinquent leases:

                                                                       DECEMBER 31,
                                                      ------------------------------------------
                                                       1996             1997             1998
                                                      -------          -------          -------
Delinquencies as a percentage of the average
portfolio of leases serviced 31-60 days past
due..........................................            2.89%            6.32%            1.73%
61-90 days past due .........................            1.38%             .53%             .42%
91-120 days past due ........................            0.32%             .59%            1.46%
Over 120 days ...............................            1.04%            1.74%            1.87%
                                                      -------          -------          -------
Total .......................................            5.63%            9.18%            5.48%
                                                      =======          =======          =======

     As a result of the Company's credit underwriting policies and collection procedures, the Company's net charge-offs of delinquent leases as a percent of the net investment in leases has been generally low. The following table sets forth certain information with respect to the Company's net charge-offs:

                                     YEAR ENDED DECEMBER 31,
                           -------------------------------------------
                            1996              1997              1998
                           -------           -------           -------
Gross charge-offs             1.53%             0.27%             0.70%
Recoveries .......           (0.89%)           (0.03%)           (0.11%)
                           -------           -------           -------
Net charge-offs(1)            0.64%             0.24%             0.59%
                           =======           =======           =======

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

MANAGEMENT INFORMATION SYSTEM

     The Company's servicing operations are currently operated on a local area network. Management continually evaluates the need to update and expand its current systems. Such program includes upgrading and enhancing the Company's current software application programs. The Company is evaluating certain document imaging technologies and direct Internet communications with equipment providers and lessees. Such technology would allow equipment providers and lessees to communicate directly with the Company, including submitting lease applications, checking the status of applications and leases and printing documents remotely. Management believes that such technologies will increase the efficiency of the Company's underwriting and servicing operations. See Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations. Year 2000 for a discussion of management information system upgrades and enhancements.

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

EMPLOYEES

     At December 31, 1998, the Company had 181 full-time employees, of which 69 were engaged primarily in marketing and product origination, 50 were engaged primarily in servicing and the remaining were engaged in various other clerical and administrative functions. Of the total number of employees at such date, 111 were located at the Company's headquarters in Tacoma, Washington, 30 were located in Canada, 18 were located at facilities near Kansas City, Missouri, 4 were located in Marietta, Georgia and 11 were located in Coral Springs, Florida. None of the Company's employees is subject to a collective bargaining agreement, and the Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     Presently, the Company's corporate headquarters are located in leased office space of approximately 7,800 square feet at 6416 Pacific Highway East, Tacoma, Washington. The landlord is Michael A. Price. The lease terminates on May 18, 2003, and requires monthly rental payments of $9,450, which will continue until the current construction of additional office facilities adjacent to the Company's existing corporate headquarters is completed. These new facilities are expected to be completed by the end of March 1999 and will add approximately 25,000 square feet of office space. Michael A. Price will also be the landlord on the new premises, and the Company expects the lease will extend through March 2003, and that the monthly rental payments will be approximately $28,125. Additionally, the Company recently began leasing office space of approximately 2,300 square feet from an unrelated third party for $2,200 per month. The Company will continue to lease its existing space as well as the new premises.

     The Company also leases an aggregate of approximately 2,800 square feet of space for two adjoining facilities near Kansas City, Missouri. The leases on these facilities require aggregate monthly rental payments of $3,020 and expire on October 31, 2001.

     The Company believes that its current and new facilities will provide adequate space for its future needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Company initiated a lawsuit against several defendants on February 28, 1997 in the Superior Court of Pierce County in Tacoma, Washington seeking approximately $940,000 plus interest and legal fees in connection with a fraudulent scheme perpetrated by one of the defendants who subsequently pled guilty to federal criminal charges and was sentenced to prison. The Company has recovered approximately $550,000 to date.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the Nasdaq National Market under the symbol "TWFC". The stock prices listed below for the fourth quarter of 1997 and the four quarters of 1998 are the high and low bid prices as quoted on the Nasdaq National Market System.

                                                      High        Low
                                                      -----      -----
     Fourth Quarter ended December 31, 1997          $17.00     $15.50
     First Quarter ended March 31, 1998              $28.75     $14.75
     Second Quarter ended June 30, 1998              $29.00     $23.25
     Third Quarter ended September 30, 1998          $37.25     $13.125
     Fourth Quarter ended December 31, 1998          $14.50     $ 6.25

     On March 24, 1999, the closing price of the common stock on the Nasdaq National Market System was $8.00 per share. As of March 23, 1999, there were approximately 1,547 holders of record of the Company's common stock.

     The Company has declared no cash dividends on its common stock. The Company intends to retain earnings for use in its business and to support growth and does not anticipate paying cash dividends on its common stock in the foreseeable future. There were no sales of unregistered securities by the Company during the year ended December 31, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

     For selected financial data see information under the caption "Management Discussion and Analysis of Financial Condition and Results of Operations" under
Part II, Item 7 of this Form 10-K on page 15.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This annual report contains primarily statements regarding T&W's historical performance, and such statements should not be interpreted to indicate how T&W will perform in future periods. This annual report also contains forward-looking statements regarding management's expectations and goals in future periods. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements, including, but not necessarily limited to T&W's ability to manage growth and credit risk, retain key personnel and effectively change its securitization policy, Year 2000 compliance and general economic conditions. Such risks and uncertainties could cause results for 1999 and for subsequent periods to differ materially from those indicated in this annual report. Readers should not place undue reliance on such forward-looking statements, which reflect management's view only as of the date hereof. T&W undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. For a discussion of additional factors which could affect T&W's performance, please see the risk factors described in documents T&W files from time to time with the Securities and Exchange Commission and T&W's press releases.

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

     The Company finances a majority of its lease originations utilizing securitizations. The Company has utilized several structures in its securitizations, each designed to reduce the Company's cost of capital or improve upon existing financing terms. Prior to 1997, the Company's securitizations, which did not transfer control of the leases, were recorded as financings for financial reporting purposes. Beginning in 1997, the Company's securitizations qualified as sales for financial reporting purposes in accordance with the new accounting standard for the transfer of financial assets, SFAS No. 125, as control of the leases was transferred. Accordingly, gain on sale of leases was recognized beginning in 1997. The Company's current lease securitization structure is a commercial paper based conduit facility in which the Company contributes its leases (including related residuals) to a special purpose limited liability entity. Such entity sells the leases to an owner trust and the owner trust then sells certificates backed by the leases to an unaffiliated special purpose corporate entity which administers a commercial paper conduit.

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

     The Company sells each pool of leases for a price equal to the present value of future cash flows, including guaranteed residuals. Upon sale, the Company receives in cash a substantial portion of the present value of future cash flows, with the remaining balance held as collateral by the owner trust. Any such amount is included on the Company's balance sheet as the securitization receivable. Recourse to the Company in such sales is limited to the extent of the securitization receivable with respect to the leases sold. The Company retains the servicing rights and responsibilities for each pool of leases sold and receives as compensation contractual servicing fees over the life of such leases.

     The Company recognizes gain on the sale of leases at each sale date based on a determination of the present value of the estimated future amounts to be realized by the Company in connection with such sale. These estimates consider all cash flows generated by the leases sold over their life less: (i) trustee and other transaction related fees; (ii) contractual servicing fees, which are retained by the Company in its capacity as servicer and are recognized over the life of the transaction; and (iii) principal and interest payments to purchasers under the certificates. The securitization receivable is reduced by an allowance which is estimated by the Company to be adequate to cover future credit losses. No allowance is made for estimated prepayments, which historically have been insignificant due to the non-cancelable nature of the leases.

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

     During the quarter ended December 31, 1998, the Company changed its securitization policy by retaining more assets on its balance sheet. T&W will focus on becoming a balance-sheet lender rather than an off-balance sheet lender, thereby eventually eliminating the use of gain-on-sale accounting. During the fourth quarter of 1998, T&W sold 66 percent of the leases it originated. The company's goals for 1999 and 2000 are to sell 65 percent and 35 percent of its originations, respectively, for accounting purposes and be completely off gain-on-sale accounting in 2001.

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

                SUMMARY CONSOLIDATED FINANCIAL AND OPERATING DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------------------------
                                                            1994          1995          1996           1997           1998
                                                           -------      --------      --------       --------       --------
INCOME STATEMENT DATA:
Revenues:
  Lease contract revenue .........................         $ 7,132      $ 10,621      $ 16,834       $ 14,252       $ 21,520
  Gain on sale of leases (1) .....................              --            --            --         12,111         36,364
  Fee income .....................................             607         1,364         2,067            537          2,809
  Servicing and other income .....................             292           555           595          2,442          4,573
                                                           -------      --------      --------       --------       --------
          Total revenues .........................           8,031        12,540        19,496         29,342         65,266
                                                           -------      --------      --------       --------       --------
Expenses:
  Interest expense ...............................           2,589         4,513         6,434          7,675          9,752
  Compensation and related expenses ..............           1,484         1,796         2,859          3,270          6,332
  Amortization of initial direct costs ...........             848         1,320         1,893          3,021          4,100
  Provision for credit losses ....................             223           621         1,137          1,581          5,249
  Other general and administrative expenses ......             601           807         1,345          2,633          9,247
                                                           -------      --------      --------       --------       --------
          Total expenses .........................           5,745         9,039        13,668         18,180         34,680
                                                           -------      --------      --------       --------       --------
  Income before minority interest and income taxes           2,286         3,501         5,828       $ 11,162       $ 30,586
  Minority interest ..............................              --            --            --           (585)        (4,358)
                                                           -------      --------      --------       --------       --------
  Income before income taxes .....................           2,286         3,501         5,828         10,577         26,228
  Provision for income taxes .....................              --            --            --         (3,700)        (9,442)
                                                           -------      --------      --------       --------       --------
Net income .......................................         $ 2,286      $  3,501      $  5,828       $  6,877       $ 16,786
                                                           =======      ========      ========       ========       ========
Net income per share .............................         $  0.42      $   0.64      $   1.06       $   1.14       $   2.00
                                                           =======      ========      ========       ========       ========
Weighted average number of shares of Common Stock
   and Common Stock equivalent shares
   outstanding ...................................           5,504         5,504         5,504          6,010          8,393
                                                           =======      ========      ========       ========       ========



(1) Beginning in 1997, the Company's securitizations qualified as sales for financial reporting purposes.


                SUMMARY CONSOLIDATED FINANCIAL AND OPERATING DATA
                             (DOLLARS IN THOUSANDS)

                                                                      DECEMBER 31,
                                      ----------------------------------------------------------------------------------
                                        1994             1995             1996                1997(1)            1998(6)
                                      --------         --------         --------            --------            --------
BALANCE SHEET DATA:
Cash and cash equivalents ...         $  4,145         $  4,323         $  8,064            $ 16,619            $ 11,394
Net investment in leases ....           56,060           90,359          135,087             148,954             167,516
Securitization Receivable ...               --               --               --              25,296              49,001
Total assets ................           61,242           96,051          144,437             209,197             251,036
Notes payable -- recourse ...           11,481            8,833           32,272              76,065             103,758
Notes payable -- non-recourse           36,014           67,686           89,975              60,317              29,624
Deferred income taxes .......               --               --               --               8,200              17,642
Total liabilities ...........           53,775           86,501          134,140             161,313             182,089
Minority interest ...........               --               --               --               7,183              11,271
Shareholders' equity ........            7,467            9,550           10,297              40,701              57,676

                                                         AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------------------------
                                              1994          1995          1996           1997             1998(6)
                                          -----------   -----------   -----------    -----------      -----------
OPERATING DATA:
Lease financing Receivables
  Originated
  Number of contracts .................         1,488         1,370         3,630          4,473            6,900
  Lease originations(2) ...............   $    34,290   $    55,348   $    80,638    $   210,442      $   361,223
Leases serviced
  Number of contracts .................         3,517         4,086         6,983          9,812           13,898
  Portfolio of leases
    serviced(3) .......................   $    61,797   $    97,772   $   148,086    $   323,581      $   600,933
  Average portfolio
    yield(4) ..........................          16.1%         14.7%         15.2%          12.2%            11.8%
Credit quality statistics Delinquencies
  as a percentage of portfolio of
  leases serviced
    31--60 days .......................          2.52%         1.50%         2.89%          6.32%            1.73%
    61--90 days .......................          0.42%         0.86%         1.38%           .53%             .42%
    91--120 days ......................          0.15%         0.78%         0.32%           .59%            1.46%
    Over 120 days .....................          0.90%           --          1.04%          1.74%            1.87%
                                          -----------   -----------   -----------    -----------      -----------
         Total ........................          3.99%         3.14%         5.63%          9.18%            5.48%
  Net charge-offs(5) ..................          0.02%         0.39%         0.64%           .24%             .59%


(1) Includes assets and liabilities of Commercial Capital and the Transamerica Specialty Vehicle Finance Division.

(2) Represents the equipment cost (or the acquisition cost in the case of Commercial Capital and Transamerica Specialty Vehicle Finance Division) for leases originated during the period.

(3) Represents the aggregate of minimum lease payments, excluding residual values, under all leases serviced by the Company held as direct financing leases and leases sold to special purpose entitites ("SPEs").

(4) Represents the average yield recognized during the period for the portfolio of leases serviced, excluding leases acquired from Transamerica valued at fair market value using the Company's cost of funds rate at the date of acquisition. The average portfolio yield of all leases serviced including Transamerica leases is 11.0%. (Transamerica acquisition occurred in 1997.)

(5) Represents charge-offs (reduced by recoveries), divided by the respective period's average net investment, including residuals, under all leases serviced in the Company and either held as direct financing leases or sold.

(6) Includes the operations of newly formed joint ventures from their inception.

RESULTS OF OPERATIONS

     The Company's revenues are comprised of lease contract revenue, gain on sale of leases, fee income, and servicing and other income. Lease contract revenue is the revenue recognized from the net investment in leases held. Gain on sale of leases is the revenue recognized under sale treatment for leases securitized. Fee income represents security deposits which are recognized as income upon lease expirations and commitment fees received upon the origination of leases. Servicing and other income includes contractual servicing fees, late fees and interest income.

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

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997. Leases originated increased from $210.4 million for the year ended December 31, 1997 to $361.2 million for the comparable period in 1998, representing an increase of 71.7%. The number of leases originated increased from 4,473 for the year ended December 31, 1997 to 6,900 for the comparable period in 1998.

This increase in dollar volume and the number of leases originated was due to an increase in the average ticket size in 1998 over the 1997 period and expanded business in the Company's niche markets. The average annualized yield of the portfolio of leases serviced decreased from 12.2% for the year ended December 31, 1997 to 11.8% for the comparable period in 1998. This decrease in yield resulted primarily from (i) the reduction in the average estimated residual income inherent in lease contracts originated in 1998 and (ii) the impact of the Company's continuing focus on relatively larger lease transactions involving lessees with relatively stronger credit (and hence lower implicit interest rates) including high volume equipment provider programs.

     The portfolio of leases serviced increased from $323.6 million at December 31, 1997 to $600.9 million at December 31, 1998, representing an increase of 85.7%. This increase was due to an increase in lease originations.

     Lease contract revenue increased from $14.3 million for the year ended December 31, 1997 to $21.5 million for the comparable period in 1998, representing an increase of 50.3%, due primarily to an increased average net investment in leases owned during the 1998 period.

     Gain on sale of leases increased from $12.1 for the year ended December 31, 1997 to $36.4 million for the comparable period in 1998, representing an increase of 200.8%, due primarily to an increase in securitizations that qualified for gain on sale treatment under SFAS 125.

     Fee income increased from $537,000 for the year ended December 31, 1997 to $2.8 million for the comparable period in 1998, representing an increase of 423.1%. This increase was due primarily to the Company's increased focus on generating fees for services provided during 1998.

     Servicing and other income increased from $2.4 for the year ended December 31, 1997 to $4.6 million for the comparable period in 1998, representing an increase of 91.7%, due primarily to servicing income received from the SPEs.

     Total revenues increased from $29.3 million for the year ended December 31, 1997 to $65.3 million for the comparable period in 1998, representing an increase of 122.9%.

     Interest expense increased from $7.7 million for the year ended December 31, 1997 to $9.8 million for the comparable period in 1998, representing an increase of 27.3%. The increase was due to increased average borrowings outstanding during the 1998 period as compared to the prior year.

     Compensation and related expenses increased from $3.3 million for the year ended December 31, 1997 to $6.3 million for the comparable period in 1998, representing an increase of 90.9%. The increase was due primarily to the increase in the number of employees as the Company continues to increase its portfolio of leases serviced.

     Amortization of initial direct costs increased from $3.0 million for the year ended December 31, 1997 to $4.1 million for the comparable period in 1998, representing an increase of 36.7%. The increase was due primarily to an increased average net investment in leases during the 1998 period over the comparative prior year period. Additionally, initial direct costs, relative to the investment in leases, increased from December 31, 1996 to December 31, 1997, which resulted in increased amortization charges during the 1998 period as compared to the prior year.

     The provision for credit losses increased from $1.6 million for the year ended December 31, 1997 to $5.2 million for the comparative period in 1998, representing an increase of 225.0%. This increase was due to increased lease originations.

     Other general and administrative expenses increased from $2.6 million for the year ended December 31, 1997 to $9.2 million for the comparable period in 1998, representing an increase of 253.8%. This increase was due primarily to increased depreciation related to an increase in the Company's assets, increased amortization as a result of the Company's acquisitions in 1997 and costs associated with supporting the Company's growth.

     Total expenses increased from $18.2 million for the year ended December 31, 1997 to $34.7 million for the comparable period in 1998, representing an increase of 90.7%.

     As a result of the above factors, net income increased from $6.9 million for the year ended December 31, 1997 to $16.8 million for the comparable period in 1998, an increase of 143.5%.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996. Leases originated increased from $80.6 million for the year ended December 31, 1996 to $159.5 million for the comparable period in 1997, representing an increase of 97.9%. The number of leases originated decreased from 3,630 for the year ended December 31, 1996 to 2,677 excluding the Transamerica purchase, for the comparable period in 1997. This increase in dollar volume and the decrease in the number of leases originated was due to an increase in the average ticket size in 1997 over the 1996 period. During the year ended December 31, 1996, the Company originated a relatively high volume of leases having a small average ticket size to businesses in the funeral home industry. The average annualized yield of the portfolio of leases serviced decreased from 15.2% for the year ended December 31, 1996 to 12.2% for the comparable period in 1997. This decrease in yield resulted primarily from (i) the reduction in the average estimated residual income inherent in lease contracts originated in 1997 and (ii) the impact of the Company's continuing focus on relatively larger lease transactions involving lessees with relatively stronger credit (and hence lower implicit interest rates) including high volume equipment provider programs.

     The portfolio of leases serviced increased from $148.1 million at December 31, 1996 to $323.6 million at December 31, 1997, representing an increase of 118.5%. This increase was due to an increase in lease originations and the acquisition of the Specialty Vehicle Finance Division of Transamerica.

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

     Servicing and other income increased from $595,000 for the year ended December 31, 1996 to $2.4 million for the comparable period in 1997, representing an increase of 303.4%, due primarily to income received from the owner trust principally related to interest rate collar agreements during 1997.

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

     Compensation and related expenses increased from $2.9 million for the year ended December 31, 1996 to $3.3 million for the comparable period in 1997, representing an increase of 13.8%. The increase was due primarily to the increase in the number of employees as the Company continues to increase its portfolio of leases serviced and an increase in management fees paid to PLM from $2.6 million for the year ended December 31, 1997 to $3.4 million for the comparable period in 1998.

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

     As a result of the above factors, net income before minority interest and income taxes increased from $5.8 million for the year ended December 31, 1996 to $11.2 million for the comparable period in 1997, an increase of 93.1%. Net income increased from $5.8 million for the year ended December 31, 1996 to $6.9 million for the year ended December 31, 1997 or 19.0% as minority interest and taxes were deducted for the first time in 1997 after the Company's restructuring.

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

     The following table sets forth the major components of the increase in cash and cash equivalents:

                                                                      YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                               1996              1997              1998
                                                             --------          --------          --------
                                                                        (DOLLARS IN THOUSANDS)
Net cash provided (used) by operating activities ...         $(37,778)         $ 24,466          $    997
Net cash used by investing activities ..............               --           (60,225)           (2,435)
Net cash provided (used) by financing activities ...           41,519            44,314            (3,787)
                                                             ========          ========          ========
Net increase (decrease) in cash and cash equivalents         $  3,741          $  8,555          $ (5,225)
                                                             ========          ========          ========

     The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support lease originations and satisfy line of credit repayment requirements. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1998, cash and cash equivalents totaled $11.4 million (of which $5.3 million was restricted as to its use by the SPEs) or 4.5% of total assets. At December 31, 1998, the Company maintained various lines of credit which provided for immediately available advances of up to $180.1 million, and advances under these lines of credit totaled $95.1 million.

     Cash provided by operating activities totaled $1 million for the year ended December 31, 1998 compared to cash provided by (used for) operating activities of $24.5 million and $(37.8) million for the years ended December 31, 1997 and 1996, respectively. This source of cash for operating activities in 1998 is attributed principally to the Company's net income before minority interest, depreciation, credit loss provision, amortization and deferred taxes, the non-cash gain on sale of leases of $36.4 million and increases in payables of $10.9 million. Cash used for equipment purchased for leases originated in these same periods totaled $361.2 million, $155.8 million and $82.1 million, respectively. Lease payments received and proceeds from leases sold during the year ended December 31, 1998 totaled $352.6 million as compared to $196.2 million and $36.6 million in the years ended December 31, 1997 and 1996, respectively.

     Cash used by investing activities totaled $2.4 million for the year ended December 31, 1998, compared to cash used in investing activities of $60.2 million and $0.0 million for the years ended December 31, 1997 and 1996, respectively. Cash paid for purchase of equipment totaled $1.5 million for the year ended December 31, 1998 compared to $0.2 and $0.0 million for the years ended December 31, 1997 and 1996. Additionally, cash paid for acquisitions amounted to $60.0 million during the year ended December 31, 1997.

     Cash used by financing activities was $3.8 million for the year ended December 31, 1998, compared to cash provided of $44.3 million and $41.5 million during the years ended December 31, 1997 and 1996, respectively. Consisting principally of the $3.0 million used by the Company to reduce its borrowings under line of credit arrangements to fund lease originations ($312.6 million of borrowings offset by paydowns of $312.6 million) for the year ended December 31, 1998. This compares to 7.7 million increase ($117.2 million of borrowings offset by paydowns of $109.5 million)for the year ended December 31, 1997 and a $45.7 million increase ($76.1 million of borrowings offset by paydowns of $30.4 million) for the year ended December 31, 1996. In addition during the year ended December 31, 1997 proceeds from sale of common stock, net of costs and proceeds from exercising of stock options provided cash of $37.6 million and $1.2 million, respectively.

     SECURITIZATIONS. Securitizations involve the pooling of lease receivables for sale in the secondary market. The primary advantages of securitizations include: (i) quick access to significant amounts of capital to fund growth in lease originations; (ii) relatively lower cost of funds than commercial bank financing; and (iii) greater flexibility with respect to sources of funding. From 1992 through December 31, 1998 the Company has completed the following securitizations:

     COMMENCEMENT                 AMOUNT                   RATING                    AGENCY               SUBORDINATION
         DATE                                                                                                 LEVEL
-----------------------    ------------------    ------------------------    -----------------------    -------------------

April 1992............     $    12.1 million               AA+                Duff & Phelps                       20%
May 1993..............          10.6 million             AAA/Aaa              S&P/Moody's                         13%
June 1994.............          30.0 million             A-1/P-1              S&P/Moody's                         13%
July 1995.............          90.0 million             AAA/Aaa              S&P/Moody's                          8%
February 1997.........          61.6 million             AAA/Aaa              S&P/Moody's                          8%
October 1997..........          74.3 million             AAA/Aaa              Duff & Phelps                        2%
March 1998............          86.0 million             AAA/BBB              Duff & Phelps/Fitch                2.5%
June 1998.............         117.5 million             A-1/P-1              S&P/Moody's                        0.0%
September 1998........          77.4 million              AAA/A               Duff & Phelps/Fitch                3.0%
December 1998.........          67.5 million             A-1/P-1              S&P/Moody's                        0.0%
                           -----------------
     TOTAL............     $   627.0 million
                           =================

     The Company believes that it was one of the first independent leasing companies to enter into the asset backed securitization market. During the year the Company entered into its eighth securitization, which is a $185.0 million three-year revolving commercial paper based conduit facility with a financial institution. Under this facility, the Company contributes its leases (including related residuals) to a special purpose limited liability entity. Such entity sells the leases to an owner trust and the owner trust then sells certificates backed by the leases to an unaffiliated special purpose corporate entity which administers a commercial paper conduit. The transfer and sale of lease receivables under the commercial paper facility qualified as a sale for financial reporting purposes under SFAS No. 125 which became effective in 1997.

     The Company continually seeks to improve the efficiency of its securitizations by reducing the Company's cost of capital or improving upon existing financing terms. In the Company's latest securitization the subordination level was 0% and the spread was 55 basis points over comparable United States Treasury securities. The effect of these reduced subordination levels and spreads has been to decrease the effective cost of the securitizations to the Company.

     The Company has been able to fund substantially all of its lease originations without impairing its working capital. Cash used for principal payments on notes payable is principally generated from the monthly lease payments which are pledged as collateral for the notes.

     During the quarter ended December 31, 1998, the company changed its securitization policy by retaining more assets on its balance sheet. T&W will focus on becoming a balance-sheet lender rather than an off-balance sheet lender, thereby eventually eliminating the use of gain-on-sale accounting. During the fourth quarter of 1998, T&W sold 66 percent of the leases it originated. The company's goals for 1999 and 2000 are to sell 65 percent and 35 percent of its originations, respectively, for accounting purposes and be completely off gain-on-sale accounting in 2001.

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

     The Company currently maintains an aggregate of $180.1 million in secured lines of credit to finance equipment purchases subject to on balance sheet direct financing leases. At December 31, 1998, the Company had an aggregate of $85.0 million available under such lines of credit. These lines of credit include: (i) a $75.0 million line of credit with First Union Bank, NA under which interest is payable monthly at the bank's prime rate (this line expires during November 1999); (ii) a $75.0 million line of credit with Lehman Commercial Paper, Inc. under which interest is payable monthly at LIBOR plus 0.8% (this line expires in July 1999); (iii) $3.0 million line of credit with First Community Bank under which interest is payable monthly at the bank's prime rate plus 1.0% (this line expires in August 1999); (iv) a $7.5 million credit facility with First Union Bank, N.A. under which interest is payable monthly at LIBOR plus 2.0% (this line is due upon demand); (v) a Cdn$30.0 million line of credit (US$19.6 million) with CIBC Wood Gundy, temporarily increased to Cdn$40 million at December 31, 1998 (US$26.1 million) under which interest is payable at the bank's prime rate plus 0.75% (this line expires in September 1999). These lines of credit are secured by the on balance sheet leases and guarantees from PLM and certain members of the Company's senior management, and limit the amount of funds which may be advanced to the Company to a percentage of the discounted value of such leases. See Note 5 to T&W Financial Corporation and Subsidiaries Financial Statements. The Company also maintains an additional aggregate of $5.5 million in an unsecured line of credit from a bank and a credit arrangement with PLM to finance internal operations and the purchase of leases prior to their securitization or placement on "lease-line" secured credit facilities. At December 31, 1998, the Company had no advances under these lines.

     The Company believes, based on its historical cash requirements and anticipated uses of cash, that the cash currently available and the cash to be derived from the Company's operating, investing and financing activities will be sufficient to meet its cash requirements and implement its business plan through the end of 2000.

OUTLOOK - ISSUES AND UNCERTAINTIES

     IMPACTS OF INFLATION AND CHANGING PRICES -- The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Company's operations. As a result, interest rates generally have a more significant impact on the Company's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or the same extent as the prices of goods and services.

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

     The Company discounts the estimated future cash flows related to the securitization receivable at a discount rate that it believes is consistent with the required risk-adjusted rate of return to an independent third-party purchaser of the securitization receivable. If prevailing interest rates rise, the required discount rate might also rise, thus potentially reducing the securitization receivable and gain on sale in future securitizations.

     EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS -- In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. Based on its current and future activities relative to derivative instruments, the Company believes the adoption of SFAS No. 133 on January 1, 2000 will not have a significant effect on its financial statements.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which effectively changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. The adoption of SFAS No. 134 is not expected to have a material impact on the Company's financial statements.

     In February 1999, the FASB issued SFAS No. 135, Rescission of FASB No. 75 and Technical Corrections. SFAS No. 135 rescinds SFAS 75 and amends FASB No. 35. SFAS 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS 135 will not have a significant effect on its financial statements.

     During the fourth quarter of 1998 and continuing in 1999 and 2000, the Company has decided to evolve off gain-on-sale accounting; by the year 2001 the Company should be completely off gain-on-sale accounting. During this process, annual earnings will be reduced significantly as compared to earnings when gain-on-sale accounting was utilized.

YEAR 2000
    STATE OF READINESS - A significant known operating risk is the year 2000 issue. The year 2000 issue is the result of computer programs that may recognize the date using "00" as the year 1900 rather than the year 2000. The Company completed in 1998 and continuously updates the review of its computer systems to identify systems that could be affected by the year 2000 issue. Based on such review the Company believes that the majority of all critical business systems appear to be year 2000 compliant. When the Company changes to a new accounting software package in third quarter of 1999, all critical business systems should be year 2000 compliant. The Company has no critical internally developed software programs that require remediation to become year 2000 compliant. The Company has no significant embedded technology such as microcontrollers. There can be no assurance that the Company systems or the system of other companies will be timely converted or that any such failure to convert by another company would not have a material adverse effect on the Company's business.

    The Company has full executive management support in our effort to (i) analyze the Year 2000 compliance issues, (ii) create a team to develop and implement a strategic plan addressing those issues and (iii) provide financial, technical and staffing resources necessary to ensure all adjustments are made well before reaching the Year 2000 milestone.

    COSTS - The Company has already upgraded its personal computers and other equipment to maintain year 2000 compliance. Direct costs of year 2000 efforts are limited to consulting services specifically related to the year 2000 effort, estimated at less than $50,000 over the next year. Indirect costs may be incurred through renewal of contracts with third party providers of computer systems at rates that pass on their costs of year 2000 efforts. While management believes these cost estimates are achievable, additional substantial costs could be incurred to resolve unanticipated problems.

    RISKS - As a financial intermediary, the Company is reliant on the swift transfer of funds to and from a wide network of customers, including but not limited to other financial institutions worldwide. Failure of the payment system in whole or part would delay the transfer of funds, largely affecting the ability of the Company to operate effectively. The Company is currently in process of performing a review of all large credit customers' year 2000 compliance. The Company would experience credit losses resulting from material adverse effects of the year 2000 issue on its customers.

    The Company purchases products and services from over 5,000 vendors. While there is risk of failure by a vendor to deliver or bill for services provided due to noncompliance with year 2000 issues, the Company has no one vendor, other than the third party providers of computer systems discussed above, on which undue reliance is placed. The Company primarily leases its space and is reliant on the management of each leased location to ensure year 2000 compliance at its facilities.

    The Company's core lines of business may face different year 2000 risks. Awareness and remediation of the year 2000 issue in other countries varies considerably. Lack of preparedness could adversely affect such suppliers, which could adversely affect the Company. The legal ramifications of year 2000 issues are difficult to enumerate or value, but potentially the Company could be named as a party to lawsuits against vendors as a result of year 2000 difficulties.

    CONTINGENCY PLANS - The Company and year 2000 staff are in the process of developing contingency plans in the event of breaks in service for year 2000 difficulties. While there can be no assurance that the Company's systems or systems of third-party providers will not be adversely affected by year 2000 difficulties, our contingency plans are intended to reduce the impact of such failures on our customers.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information contained under the caption "Election of Directors" "Information about the Nominees" in the Proxy Statement is incorporated herein by reference in response to this Item 10.

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

                                     PART IV

ITEM 14.  EXHIBITS, AND REPORTS ON FORM 8-K

      (a)(1)   FINANCIAL STATEMENTS AND SCHEDULES


                   T&W FINANCIAL CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     PAGE
                                                                                                     ----
         Report of Independent Certified Public Accountants.......................................   F-1
         Consolidated Balance Sheets as of December 31, 1997 and 1998.............................   F-2
         Consolidated Statements of Income for the years ended December 31, 1996, 1997 and 1998...   F-3
         Consolidated Statement of Shareholders' Equity for the years ended
           December 31, 1996, 1997 and 1998.......................................................   F-4
         Consolidated Statements of Cash Flows for the years ended December 31, 1996,
           1997 and 1998..........................................................................   F-5
         Notes to Consolidated Financial Statements...............................................   F-6

      (a) (2)   Financial Statement Schedules
                All schedules are omitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto or is not material.

      (a) (3)   Exhibits
                See Exhibit Index under the caption "Exhibit Index" on page 41 of this Form 10-K.

      (b)       REPORTS ON FORM 8-K

                During the quarter ended December 31, 1998, the Company filed a Current Report on Form 8-K dated November 15, 1997 relating to the acquisition of the Transamerica Specialty Vehicle Finance Division. An amended Form 8-KA was filed on February 13, 1998 with audited financial statements of the acquired division. No reports on Form 8-K were filed during the last quarter of fiscal 1998.

      (c)       EXHIBIT LISTING

                  Exhibit   Description
                     10.    Employment and Noncompetition Agreement of
                            Steve R. Warren dated as of January 1, 1998

                     21.    Subsidiaries of Registrant

                     24.    Power of Attorney (included on signature page)

                     27.    Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             T&W FINANCIAL CORPORATION

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders
T&W Financial Corporation and Subsidiaries

    We have audited the accompanying consolidated balance sheets of T&W Financial Corporation and Subsidiaries (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T&W Financial Corporation and Subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                                BDO SEIDMAN, LLP

Seattle, Washington
March 24, 1999

                   T&W FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           December 31,
                                                                    -------------------------
                                                                      1997             1998
                                                                    --------         --------
Assets
       Cash and cash equivalents                                    $ 16,619         $ 11,394
       Dealer floor plans and trade receivables                        6,797            9,522
       Net investment in leases                                      148,954          167,516
       Securitization receivables                                     25,296           49,001
       Intangible assets, net                                          3,665            5,260
       Other assets                                                    7,866            8,343
                                                                    --------         --------
                 Total Assets                                       $209,197         $251,036
                                                                    ========         ========
Liabilities
       Trade payables                                               $  4,313         $ 13,272
       Other payables and accrued liabilities                          2,794            4,728
       Notes payable - recourse                                       76,065          103,758
       Notes payable - nonrecourse                                    60,317           29,624
       Security deposits                                               9,624           13,065
       Deferred income taxes                                           8,200           17,642
                                                                    --------         --------
                 Total Liabilities                                   161,313          182,089
                                                                    --------         --------
Minority Interest                                                      7,183           11,271
                                                                    --------         --------
Commitments and Contingencies
Shareholders' Equity
       Preferred Stock                                                    --               --
       Common Stock and paid-in capital (8,384 and 8,397
          Shares issued and outstanding)                              28,117           28,306
       Retained Earnings                                              12,584           29,370
                                                                    --------         --------
                 Total Shareholders' Equity                           40,701           57,676
                                                                    ========         ========
                 Total Liabilities and Shareholders' Equity         $209,197         $251,036
                                                                    ========         ========


          See accompanying notes to consolidated financial statements

                   T&W FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            Year Ended December 31,
                                                   -------------------------------------------
                                                     1996             1997              1998
                                                   --------         --------          --------
Revenues:
       Lease contract revenue                      $ 16,834         $ 14,252          $ 21,520
       Gain on sale of leases                            --           12,111            36,364
       Fee income                                     2,067              537             2,809
       Servicing and other income                       595            2,442             4,573
                                                   --------         --------          --------
            Total Revenues                           19,496           29,342            65,266
                                                   --------         --------          --------
Expenses:
       Interest expense                               6,434            7,675             9,752
       Compensation and related expenses              2,859            3,270             6,332
       Amortization of initial direct cost            1,893            3,021             4,100
       Provision for credit losses                    1,137            1,581             5,249
       Other general and administrative
          expenses                                    1,345            2,633             9,247
                                                   --------         --------          --------
                                                     13,668           18,180            34,680
                                                   --------         --------          --------
       Income before minority interest and
            income taxes                              5,828           11,162            30,586
Minority Interest                                        --             (585)           (4,358)
                                                   --------         --------          --------
       Income before income taxes                     5,828           10,577            26,228
Income Taxes                                             --           (3,700)           (9,442)
                                                   --------         --------          --------
Net Income                                         $  5,828         $  6,877          $ 16,786
                                                   ========         ========          ========
Earnings Per Share: Basic and Diluted              $   1.06         $   1.14          $   2.00
                                                   ========         ========          ========
Weighted Average Number of shares of
       Common Stock and Common Stock
       Equivalents Outstanding                        5,504            6,010             8,393
                                                   ========         ========          ========


          See accompanying notes to consolidated financial statements

                   T&W FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                           Common
                                                          Stock and
                                                          Paid in      Retained
                                               Shares      Capital     Earnings      Total
                                              --------    ---------    --------     --------
Balance at January 1, 1996                       5,504    $  3,438     $  6,112     $  9,550
     Distributions to shareholders                  --          --       (5,081)      (5,081)
     Net Income                                     --          --        5,828        5,828
                                              --------    --------     --------     --------
Balance at December 31, 1996                     5,504       3,438        6,859       10,297
     Stock options exercised                       296       1,162           --        1,162
     Distributions to shareholders                  --          --       (1,152)      (1,152)
     Net proceeds from inital                       --
       public offering                           2,584      37,615           --       37,615
     Allocation of future tax liability to
       minority interest                            --      (7,500)          --       (7,500)
     Minority interest created upon
       restructuring                                --      (6,598)          --       (6,598)
     Net Income                                     --                    6,877        6,877
                                              --------    --------     --------     --------
Balance at December 31, 1997                     8,384      28,117       12,584       40,701
     Issuance of common stock                       13         189                       189
     Net Income                                     --                   16,786       16,786
                                              --------    --------     --------     --------
Balance at December 31, 1998                     8,397    $ 28,306     $ 29,370     $ 57,676
                                              ========    ========     ========     ========


           See accompanying notes to consolidated financial statements

                   T&W FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                   Year Ended December 31,
                                                              -------------------------------------
                                                                1996          1997          1998
                                                              ---------     ---------     ---------
Net Income                                                    $   5,828     $   6,877     $  16,786
Adjustments to reconcile net income to net cash
        provided (used) by operating activities
        Amortization and depreciation                             2,108         3,070         5,439
        Provision for credit losses                               1,137         1,581         5,249
        Gain on sale of leases                                       --       (12,111)      (36,364)
        Minority interest                                            --           585         4,088
        Deferred taxes                                               --         3,700         9,442
        New leases originated                                   (82,066)     (155,825)     (361,223)
        Lease payments received                                  36,575        59,129        96,378
        Initial direct costs incurred                            (4,324)       (7,259)       (6,673)
        Proceeds from sale of lease portfolio                        --       125,158       259,266
        Net cash (advances) payments on floor plans                  --          (585)       (2,725)
        Net increase in security deposits                         1,333         3,521         3,441
        Changes in assets and liabilities exclusive of the
          effects of business acquisitions:
           Increase (decrease) in accounts payable and
            other accrued liabilities                             1,631        (3,510)       10,893
           Other                                                     --           135        (3,000)
                                                              ---------     ---------     ---------
        Net Cash Provided (Used) by Operating Activities        (37,778)       24,466           997
                                                              ---------     ---------     ---------
Cash Flows From Investing Activities
        Purchase of equipment                                        --          (215)       (1,456)
        Cash received in acquisition net of cash paid                --            28            --
        Cash paid in business acquisition                            --       (60,038)           --
        Increase in other assets and intangibles                     --            --          (979)
                                                              ---------     ---------     ---------
        Net Cash Used by Investing Activities                        --       (60,225)       (2,435)
                                                              ---------     ---------     ---------
Cash Flows From Financing Activities
        Proceeds from recourse and nonrecourse borrowings        76,098       117,187       312,564
        Payments on recourse and nonrecourse borrowings         (30,368)     (109,482)     (315,564)
        Proceeds from sale of common stock, net of costs             --        37,615           189
        Debt issue costs paid                                       (90)         (900)         (976)
        Proceeds from exercising stock options                       --         1,162            --
        Increase in advance to related party                         --          (116)           --
        Distributions to shareholders                            (4,121)       (1,152)           --
                                                              ---------     ---------     ---------
        Net Cash Provided (Used) by Financing Activities         41,519        44,314        (3,787)
                                                              ---------     ---------     ---------
Net Increase (Decrease) in Cash and Cash Equivalents              3,741         8,555        (5,225)
Cash and Cash Equivalents, beginning of year                      4,323         8,064        16,619
                                                              ---------     ---------     ---------
Cash and Cash Equivalents, end of year                        $   8,064     $  16,619     $  11,394
                                                              =========     =========     =========
Income Taxes Paid                                             $      --     $      --     $      --
                                                              =========     =========     =========
Interest Paid                                                 $   6,200     $   6,600     $   9,200
                                                              =========     =========     =========




           See accompanying notes to consolidated financial statements

                   T&W FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    T&W Financial Corporation ("T&W" or the "Company") is a specialized commercial finance company that was formed in November 1997 to provide capital equipment financing, principally in the form of leases, to commercial entities. Previously, the Company's operations were part of a group of pass-through entities, each having primarily the same two individual owners. The assets, liabilities and operations of these pass-through entities were transferred to T&W Financial Services Company, L.L.C. ("TWFSC") a newly formed limited liability company owned 85% by T&W and 15% by T&W Funding Company VI, L.L.C., an entity owned by T&W's senior management. The Company's operations extend throughout the United States and Canada, with no significant concentration in any region except the Pacific Northwest. The Company's headquarters are located in Tacoma, Washington.

    Principles of Consolidation -- These consolidated financial statements include the accounts and transactions of the Company's subsidiaries and joint ventures. These consolidated financial statements give retroactive effect to include the pass-through entities as if they had always been consolidated in a manner similar to a pooling of interests. A minority interest exists for that portion of the Company's ownership held directly by T&W Funding Company VI, L.L.C. and the portion of the Company's subsidiaries and joint ventures owned by minority shareholders or partners. Significant intercompany transactions and accounts have been eliminated in consolidation. The operating results of the former pass-through entities are included in the consolidated financial statements for 1996 and 1997.

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

    Dealer Floor Plans -- The Company enters into inventory security agreements with select dealers of limousines, funeral and rental cars. These agreements are secured primarily by dealer inventory, accounts receivable, equipment and proceeds from equipment sales. Financed inventory is covered by manufacturer's repurchase agreements.

    Allowance for Credit Losses -- The allowance for credit losses is maintained at a level the Company believes is sufficient for estimated future losses related to uncollectible lease receivables. Management estimates the allowance based upon reviews of individual leases, the level of recourse provided, historical loss experience, current economic conditions, the known and inherent risk characteristics of the various categories of leases and other pertinent factors. Leases determined uncollectible are charged to the allowance. Provisions for credit losses and recoveries on leases previously charged off are added to the allowance. Allowances relating to leases sold are removed from the allowance for credit losses. The Company's allowance for credit losses is based on estimates and qualitative evaluations. Ultimate losses will vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary they are reported in earnings in the period in which they become known.

    Cash and Cash Equivalents -- The Company considers all short-term investments with an initial maturity of three months or less when purchased to be cash equivalents. Cash received from Special Purpose Entity (the "SPE") lease receivables is deposited in separate bank accounts. These funds are required to be utilized to pay SPE debt service and other associated costs, with the balance being remitted monthly to the Company. Included in cash at December 31, 1997 and 1998 is $8.4 million and $5.3 million of cash which is restricted as to its use by the SPE's.

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

    The Company and its subsidiaries account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in a company's financial statements or tax return. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

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

    Fair Value of Financial Instruments -- The carrying amounts of assets and liabilities, excluding the Company's net investment in leases for which fair value disclosures are not required, are considered to be reasonable estimates of fair value because of the short maturity of these items. The carrying amounts of notes payable are considered to approximate fair value because they bear interest at relatively recently established market rates or at variable interest rates which are repriced frequently.

    Foreign Currency Translation -- The accounts of the Company's foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities are translated into United States dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are, if material, excluded from income and included as a separate component of shareholders' equity. For the year ended December 31, 1998, an immaterial translation loss ($6,000) is included in Other general and administrative expenses in the Consolidated Statements of Income.

    Furniture and Fixtures -- Furniture and fixtures (included in other assets) are stated at cost less accumulated depreciation and depreciated using the declining balance method over their estimated lives (generally five years).

    Concentration of Credit and Financial Instrument Risk -- At December 31, 1998, approximately 52.6% of the Company's lease portfolio consisted of leases in select industries where the Company has focused its marketing efforts. Of this percentage approximately 14.5%, 8.2%, 7.8%, 6.8% and 3.9% were in the commercial auto rental, independent grocery store, funeral, trucking and fast food franchise industries, respectively. The Company manages its credit risk through credit standards, limits on exposure, and by monitoring the financial condition of its lessees. The Company uses a credit scoring system as a guide in evaluating the credit risk of applicants. The Company generally requires the leased assets to serve as collateral for the leases and requires all lessees to provide adequate collateral protection and liability insurance throughout the base contract term. Additionally, the Company controls its' credit exposure to any one client or industry by monitoring and limiting such exposure through additional credit enhancements. Inherent to leasing is the residual value risk associated with lease contracts. The Company manages this residual risk through adherence to a residual valuation procedure at lease inception besides having residual value guarantees. Cash is held primarily in bank accounts and money market funds with high quality financial institutions and at times deposits exceed federally insured limits. Cash equivalents are invested in short-term debt instruments and the limits of credit exposure to any one issuer are monitored by management.

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

    Geographic Information -- During 1998, the Company established Onset Capital Corporation ("Onset"), a Canadian joint venture. This joint venture, which is included in the consolidated financial statements, had assets of $30.0 million as of December 31, 1998 and revenues of $2.1 million for the year then ended.

    Stock-Based Compensation -- SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

    Net Income Per Share -- SFAS No. 128, issued in February 1997, requires presentation of basic and diluted earnings per share for periods ending after December 15, 1997. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the number of shares utilized as the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The Company's outstanding options have been considered utilizing the treasury stock method in calculating diluted earnings per share and would have increased the denominator by 0, 413 and 17,367 for December 31, 1996, 1997 and 1998, respectively.

    Effect of Recently Issued Accounting Standards -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. Based on its' current and future activities relative to derivative instruments, the Company believes the adoption of SFAS No. 133 on January 1, 2000 will not have a significant effect on its financial statements.

    In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which effectively changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. The adoption of SFAS No. 134 is not expected to have a material impact on the Company's financial statements.

    In February 1999, the FASB issued SFAS No. 135, Rescission of FASB No. 75 and Technical Corrections. SFAS No. 135 rescinds SFAS 75 and amends FASB No. 35. SFAS No. 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS No. 135 will not have a significant effect on its' financial statements.

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

    The following table reflects the unaudited pro forma combined operations of the Company and the acquired Transamerica Division for the years ended December 31, 1996 and 1997 as if the acquisitions had taken place at the beginning of 1996 and 1997, respectively. Appropriate adjustments have been made to reflect the cost basis used in recording these acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates referred to above, that have resulted since the dates of the acquisitions or that may result in the future (in thousands, except per share amounts):

YEAR ENDED DECEMBER 31,      1996            1997
                            -------        -------
Revenues                    $23,515        $33,629
Net income                  $ 6,028        $ 7,142
Net income per share        $  1.04        $  1.17

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


NOTE 3.  NET INVESTMENT IN LEASES

    The Company's investments in leases have been pledged as collateral for certain notes payable. The investment in leases which are in SPEs and pledged as collateral for related debt are referred to herein as "Securitized". The net investment in leases presented on a basis by type of borrowing for which the investment is pledged as collateral is summarized as follows (in thousands):

                                                 DECEMBER 31,
                                          ---------         ---------
                                            1997              1998
                                          ---------         ---------
SECURITIZED:
Minimum lease payments receivable         $  70,811         $  36,349
Estimated residual value of leased
  equipment, net .................            8,620             5,481
Unearned lease revenue ...........          (11,619)           (5,473)
                                          ---------         ---------
                                             67,812            36,357
                                          ---------         ---------
NOT SECURITIZED:
Minimum lease payments receivable            78,428           131,859
Estimated residual value of leased
  equipment, net .................           14,651            16,370
Unearned lease revenue ...........          (13,186)          (20,021)
                                          ---------         ---------
                                             79,893           128,208
                                          ---------         ---------
Allowance for credit losses ......           (1,235)           (2,106)
Initial direct costs, net ........            2,484             5,057
                                          ---------         ---------
     Net Investment in Leases ....        $ 148,954         $ 167,516
                                          =========         =========

    Accumulated amortization of initial direct costs approximated $4.0 million and $4.7 million at December 31, 1997 and 1998, respectively. As of December 31, 1998, future minimum annual lease payments receivable, excluding guaranteed residual values, are as follows (in thousands):

               1999.......................      $   70,452
               2000.......................          48,007
               2001.......................          25,735
               2002.......................          10,678
               2003.......................          10,737
               thereafter.................           2,599
                                                ----------
                                                $  168,208
                                                ==========

    A summary of activity in the allowance for credit losses account is as follows (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                     ---------------------------------------
                                      1996            1997             1998
                                     -------         -------         -------
BALANCE, beginning of year ..        $   889         $ 1,323         $ 1,235
Provision for credit losses .          1,137           1,581           5,249
Charge-offs .................         (1,691)           (405)         (2,875)
Recoveries ..................            988              50             454
Allowance allocated to leases
    sold ....................             --          (1,314)         (1,957)
                                     -------         -------         -------
BALANCE, end of year ........        $ 1,323         $ 1,235         $ 2,106
                                     =======         =======         =======

NOTE 4.  SECURITIZATION FACILITIES AND GAIN ON SALE OF LEASES

    Under its' securitization facilities, the Company sells and transfers pools of leases (including related guaranteed residuals) to wholly-owned, bankruptcy-remote SPEs established for the purpose of purchasing the Company's leases. These SPEs simultaneously sell and transfer the rights and title to the leased equipment to unaffiliated SPEs which issue lease-backed certificates. During 1998 and 1997, the transfers and sales of lease receivables and related guaranteed residuals qualified as a sale for financial reporting purposes under SFAS No. 125, which became effective in 1997. Accordingly, the related leases, guaranteed residuals and debt are not reported on the Company's balance sheet. Borrowings of $55.5 and $373.0 million were outstanding under these securitization facilities at December 31, 1997 and 1998, respectively.

    Leases and related guaranteed residuals sold under various securitization facilities had a net investment of approximately $162.4 and $277.2 million prior to their sale and produced a $12.1 and $36.4 million gain in 1997 and 1998, respectively. The gain on sale represents the difference between the sales proceeds received plus the present value of the estimated future excess cash flows of the SPEs and the Company's net carrying value of the leases and related guaranteed residuals sold. The portion of the sales proceeds which are held as collateral by the SPEs are to be paid to the Company from the excess cash flows of the SPEs and are recorded as securitization receivables on the Company's balance sheet. The excess cash flows of the SPEs are the difference between the cash collected from the lessee and the (i) sum of principal and interest paid to investors in the asset-backed securities; (ii) contractual servicing fees; (iii) defaults net of recoveries; (iv) trustee fees; and (v) other trust expenses. At December 31, 1997 and 1998, net securitized receivables totaled $25.3 and $49.0 million, respectively. Future cash flows to ultimately be received and the timing of the cash flows are dependent upon the actual default and delinquency rates and recoveries experienced on the leases held by the SPEs. The Company retains servicing rights for which it receives monthly servicing fee income.

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


NOTE 5. NOTES PAYABLE -- RECOURSE

    Notes payable for which the lender has recourse against the Company are secured by guarantees of certain shareholders of the Company and for lines of credit borrowings, underlying pledged leases and dealer floor plans, and are summarized as follows (in thousands):

                                                                                            December 31,
                                                                                      ------------------------
                                                                                         1997           1998
                                                                                      --------        --------
US DOLLAR OBLIGATIONS
Payable to bank drawn on a $75 million credit facility, interest payable
     monthly at prime (7.75% at December 31, 1998), due November 1999                 $ 69,212        $ 60,000
Payable to bank drawn on a $15 million credit line, interest payable monthly at 1.5% above 30 day LIBOR (7.05% at December 31, 1998), due as payments are made on underlying leases (last lease payment due
     October 2001)                                                                       1,201             240
Payable to bank drawn on a $5 million credit line, interest payable
     monthly at 2.0% above LIBOR, repaid July 1998                                         912              --
Payable to bank drawn on a $3 million credit line, interest payable
     monthly at 1% over prime (8.75% at December 31, 1998), due August, 1999                --           1,750
Payable to bank drawn on a $7.5 million credit line, interest payable
     Monthly at 2.0% above 30 day LIBOR (7.56% at December 31, 1998), due upon
     demand                                                                                 --           6,645
Payable to financial institution, drawn on a $75 million credit line, interest
     Payable monthly at 0.8% above 30 day LIBOR (6.36% at December 31, 1998),
     due July, 1999                                                                         --           1,523
Acquisition notes payable, interest at 8%, $1 million paid January, 1999, with remaining principal and interest due quarterly to 2007, net of imputed interest discount of $237,000 and $225,000 at December 31, 1997
     and 1998, respectively                                                              4,740           4,487
                                                                                      --------        --------
                                                                                        76,065          74,645
                                                                                      --------        --------
CANADIAN DOLLAR OBLIGATIONS
Payable to bank drawn on a Cdn$30 million credit line (temporarily increased to Cdn$40 million at December 31, 1998) interest payable monthly at
     0.75% above prime (7.66% at December 31, 1998), due September, 1999                    --          25,155
Loan payable to affiliate with interest imputed at 8%, due 2003                             --           3,958
                                                                                      --------        --------
                                                                                            --          29,113
                                                                                      --------        --------
                                                                                      $ 76,065        $103,758
                                                                                      ========        ========

    In addition to the above, the Company has a line of credit with a related party, PLM Consulting Group, L.L.C. ("PLM"), of up to $5.5 million, depending on the unused bank lines of credit that PLM has available from time to time.

At December 31, 1998, the Company had approximately $89.7 million of unused line-of-credit availability. The Company's lease receivables, except for leases pledged as SPE collateral, are pledged as collateral for the line-of-credit borrowings. Terms of certain credit agreements require, among other things, that the Company maintain certain financial ratios and net worth, as defined. The Company is in compliance with these restrictive covenants at December 31, 1998. The borrowings provide for principal repayments that are generally payable as lease receivable payments are received.


Information regarding recourse borrowings is summarized as follows (dollars in thousands):

                                           YEAR ENDED DECEMBER 31,
                                 ------------------------------------------
                                   1996             1997             1998
                                 --------         --------         --------
Average balance                  $ 14,847         $ 28,699         $ 72,520
Average interest rate                 8.4%             8.4%             7.7%
Maximum month-end balance        $ 32,272         $ 81,835         $101,660

NOTE 6. NOTES PAYABLE -- NON-RECOURSE

    During 1995, the Company entered into a $70 million revolving asset purchase facility and issued debt as part of an asset-backed financing conduit program. This facility was increased to $90 million during 1996. The facility was purchased by an entity that issues commercial paper (the "Purchaser"). The interest rate on the $53.3 million initial tranche of borrowings, which is due in 2002, is approximately 6.6%. The interest rate on additional borrowings is based upon the 30-day LIBOR . At December 31, 1997 and 1998, approximately $60.3 million ($1.2 million variable rate) and $29.6 million (none at variable rate), respectively, of borrowings were outstanding on this facility and the average interest rate approximated 6.6% and 6.6%, respectively. Borrowings are generally payable as lease receivable payments are received.

    Private placement fees, legal, printing and other expenses associated with the issuance of lease-backed notes are being amortized over the life of the notes to produce a constant periodic rate of interest. Amortization expense, which is included in interest expense, approximated $215,000, $472,000 and $741,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

At December 31, 1998, future annual maturities of notes payable non-recourse are estimated as follows (in thousands):

                   1999.......................    $   13,902
                   2000.......................         8,554
                   2001.......................         4,750
                   2002.......................         2,418
                   2003.......................            --
                   thereafter.................            --
                                                  ----------
                                                  $   29,624
                                                  ==========

Information regarding non-recourse borrowings is summarized as follows (dollars in thousands):

                                         YEAR ENDED DECEMBER 31,
                                 ---------------------------------------
                                   1996            1997           1998
                                 -------         -------         -------
Average balance                  $80,080         $77,173         $42,030
Average interest rate                6.5%            6.5%            6.9%
Maximum month-end balance        $89,989         $89,496         $56,378

NOTE 7.  INCOME TAXES

    In November 1997, simultaneous to the Company's initial public offering of common stock (the "IPO") the Company completed a corporate restructuring which involved the combination of several pass-through entities for tax purposes. These pass-through entities were controlled by a common ownership group who contributed their interests to TWFSC, owned 85% by the Company, in return for common shares of the Company, some of which were registered in the Company's IPO. The former controlling group of the contributed pass-through entities maintained a controlling interest through majority ownership of the Company's common stock. Upon change in ownership structure and consolidation of the former pass-through entities, $7.5 million of deferred tax liabilities related to approximately $22.2 million of tax benefits previously passed through the combined entities to their owners. As these tax benefits are expected to reverse in future periods, they will result in future tax liabilities. By agreement, these future tax liabilities will be allocated directly to the former pass-through entities' owners and will not become an obligation of the Company. Accordingly, these deferred tax liabilities have been recorded by the Company upon consolidation of TWFSC and are offset by a reduction of paid-in capital. Upon the reversal of these temporary differences the deferred tax liabilities will be reduced and paid-in capital will be restored.

        The provision for income taxes consists of the following for the years ended December 31,

                                      1997          1998
                                     ------        ------
Current Provision:
  Federal                            $   --        $   --
  State                                  --            --
                                     ------        ------
     Total Current Provision             --            --
                                     ------        ------
Deferred Provision:
  Federal                             3,030         8,917
  State                                 670           525
                                     ------        ------
     Total Deferred Provision         3,700         9,442
                                     ======        ======
Provision for income taxes           $3,700        $9,442
                                     ======        ======

The provision for income taxes for the years ended December 31, differed from amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

                                                     1997                          1998
                                           ---------------------          ---------------------
                                            Amount          Rate           Amount          Rate
                                           --------         ----          --------         ----
Tax at U.S. federal tax rate               $  3,795         34.0%         $ 10,399         34.0%
Tax effect of pass-through entities            (537)        (4.8)           (1,482)        (4.8)
Effect of state taxes, net                      442          4.0               525          1.7
                                           ========         ====          ========         ====
Provision for income taxes                 $  3,700         33.2%         $  9,442         30.9%
                                           ========         ====          ========         ====

The temporary differences which give rise to net deferred tax assets and liabilities are as follows at December 31, (in thousands):

                                              1997              1998
                                            ---------         ---------
Depreciation and amortization               $  86,760         $ 183,668
Lease revenue                                 (98,655)         (222,056)
Accruals and reserves                             495               498
Tax carryforwards                               3,200            20,248
                                            ---------         ---------
Net deferred income tax liabilities         $  (8,200)        $ (17,642)
                                            =========         =========

    For income tax purposes, the Company has net operating loss carryforwards at December 31, 1998 of approximately $56 million, which begin to expire in 2012.


NOTE 8. CAPITAL STOCK, STOCK OPTIONS AND EMPLOYEE BENEFIT PLAN

    The Company's authorized capital stock consists of 40,000,000 shares of Common Stock, par value $0.01 per share, and 10,000,000 shares of Preferred Stock, par value $0.01 per share (the "Preferred Stock").

    Common Stock -- Holders of Common Stock are entitled to one vote per share on all matters to be voted on by shareholders. There are no cumulative voting rights. Holders of Common Stock are entitled to receive ratably dividends declared from time to time by the Board of Directors out of funds legally available therefore. In the event of liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of the Company's liabilities. Holders of Common Stock have no preemptive-rights and the Common Stock is neither redeemable nor convertible into any other securities.

    Preferred Stock -- The Company is authorized to issue "blank check" Preferred Stock, which may be issued from time to time in one or more series upon authorization by the Company's Board of Directors. The Board of Directors, without further approval of the shareholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each series of the Preferred Stock. The Company has no current plans to issue shares of Preferred Stock.

    In July 1996, the Company's predecessor granted fully vested, ten-year option rights to certain key employees for the purchase of approximately 295,800 shares of the Company's common stock at an exercise price of $3.93, which was determined by the Company's Board of Directors to be not less than the fair value of such ownership interest at the date of grant. Inasmuch as all option rights issued to employees have an exercise price not less than the fair market value of the Company's underlying securities on the date of grant, in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net income would not have differed materially. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for the July 1996 grant: expected life of options of 2 years, risk-free interest rate of approximately 6.1%, a 0% dividend yield and expected volatility of 0%. The weighted average fair value at date of grant for options granted during 1996 approximated $.44 per option.

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

    The Company has an incentive stock option plan (the "ISO Plan"), a Director's Stock Grant Plan (the "Director's Plan") and an employee stock purchase plan (the "ESP Plan") pursuant to which options to purchase shares of the Company's common stock may be granted to employees. The ISO Plan provides that one million shares of the

Company's common stock may be awarded to employees at an option price not less than the fair market value of the shares on the date of grant. The ISO Plan options vest ratably over five years and generally expire ten years from the date of grant. The Director's Plan provides a total of 10,000 shares to be issued to directors of the Company, who have not been officers of the Company during the preceding 12 months. Eligible directors are granted 50 shares of common stock for attendance at each annual, quarterly or special meeting of the Board of Directors. The ESP Plan provides that eligible employees may purchase up to 100,000 shares of the Company's common stock by electing on a quarterly basis to have 85% of the fair market value of the stock withheld from their compensation. As of December 31, 1998, 11,737 and 800 shares had been issued under the ESP Plan and Director's Plan, respectively.

    The following table summarizes the activity under the ISO Plan.

                                                                              Weighted Average
                                       Options             Exercise Price      Exercise Price
                                     Outstanding             per Share           Per Share
                                     -----------             ---------           ---------
Outstanding December 31, 1996              --
Granted                                76,500         $   16.00 -- $   16.00     $   16.00
                                      -------
Outstanding December 31, 1997          76,500         $   16.00 -- $   16.00     $   16.00
Granted                                36,055         $    9.50 -- $   27.68     $   13.51
Cancelled                              (5,195)        $   10.50    $   27.68     $   16.21
                                      -------
Outstanding December 31, 1998         107,360         $    9.50 -- $   27.68     $   15.19
                                      =======

    The following table summarizes information about stock options outstanding under the ISO Plan at December 31, 1998.

                                      Options Outstanding                     Options Exercisable
                         ----------------------------------------------   -----------------------------
                                             Weighted       Weighted                        Weighted
                                             Average         Average                         Average
                                            Remaining       Exercise                        Exercise
 Exercise Price Per         Number         Contractual        Price          Number           Price
       Share              Outstanding          Life         Per Share     Exercisable       Per Share
----------------------   --------------    -------------    -----------   -------------    ------------
$ 9.50    -   $10.50           29,100               9.9         $10.28              --               --
$16.00    -   $16.00           71,500               8.9         $16.00          14,300           $16.00
$27.68    -   $27.68            6,760               9.5         $27.68              --               --
                         ------------                                     ------------
$ 9.50    -   $27.68          107,360               9.2         $15.19          14,300           $16.00
                         ============                                     ============

    If compensation cost for the Company's ISO Plan had been determined based on fair value at the date of awards consistent with the fair value method described in SFAS No. 123, the Company's net income, basic earnings per share and diluted earnings per share would be reduced to pro forma amounts at December 31, 1998 of $16.7 million, $1.99 and $1.99 and would have been unchanged at December 31, 1997. Significant assumptions used to calculate the fair value of the awards for December 31, 1997 and 1998 respectively, are as follows: weighted average risk free rate of return 5.9% and 5.6%; expected option life 120 months; expected volatility of 24% and 24%; and, no expected dividends in either year.

    The Company maintains a qualified retirement plan pursuant to Section 401(k) of the Internal Revenue Code with a salary deferral feature and matching component covering all eligible employees. Company contributions are discretionary, as determined annually by the Board of Directors, and approximated $67,000, $76,000 and $180,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

NOTE 9. RELATED PARTY TRANSACTIONS

    The Company receives lease sourcing and management services from PLM, a company owned by four members of T&W's senior management. Amounts paid to PLM totaled $2.6 million and $3.4 for lease sourcing and origination and management fees in 1997 and 1998, respectively. As described in Note 5, the Company has a line of credit borrowing arrangement with PLM. At December 31, 1998, the Company had advanced PLM $250,000.

    The Company has lease receivables from companies in which its principal shareholders hold an ownership. The Company's net investment in these lease receivables approximates $1.4 million and $2.0 million at December 31, 1997 and 1998, respectively.

    During 1998, the Company utilized the services of a marketing company owned by a director for total fees of $154,000. From time to time throughout the year, the Company leased an aircraft from a company which is owned by an officer and director for total lease fees of $78,000.

    The Company currently leases its corporate headquarters in Tacoma, Washington from its chairman and principal shareholder. This operating lease required monthly payments of $8,500 through December 31, 1997. The Company entered into a new lease agreement in January 1999 for these same facilities plus new attached facilities which are currently under construction. The new lease agreement requires monthly payments of $28,868 beginning in January 1999 through 2003. Rent expense relating to these lease agreements totaled $60,000, $102,000 and $102,000 for the years ended December 31, 1996, 1997 and 1998.


NOTE 10. CONTINGENCIES

    The Company is from time to time involved in various claims and legal proceedings of a nature considered normal to its business. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the present opinion of the Company's management that the outcome of current litigation and other pending legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

    At December 31, 1998, the Company was obligated under operating leases that have initial or remaining non-cancellable lease terms in excess of one year to make the following minimum lease payments, including payments on leases disclosed in Note 9 above, as follows (in thousands):

                     1999..............             $      817
                     2000..............                    697
                     2001..............                    559
                     2002..............                    460
                     2003 and thereafter                   393
                                                    ----------
                                                    $    2,927
                                                    ==========

NOTE 11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      Three Months Ended
                                                            (in thousands except per share amounts)
                                                  -------------------------------------------------------------

                                                  March 31,         June 30,        September 30,    December 31,
                                                  -----------       ----------      -------------    ----------
1998
Total Revenues                                    $    12,005       $   14,644      $   17,441       $   21,176
Income Before Minority Interest and Taxes         $     7,146       $    7,423      $    8,357       $    7,660
Net Income                                        $     3,887       $    4,038      $    4,547       $    4,314
Basic and Diluted Earnings per Share              $       .46       $      .48      $      .54       $      .52

1997
Total Revenues                                    $     5,270       $    6,348      $    8,462       $    9,262
Income Before Minority Interest and Taxes         $     1,269       $    1,940      $    3,601       $    4,352
Net Income                                        $     1,269       $    1,940      $    3,601       $       67
Basic and Diluted Earnings per Share              $       .22       $      .33      $      .58       $      .01

NOTE 12. SUBSEQUENT EVENTS

    In March 1999, Onset entered into a Cdn$135 million (approximately US$90 million) securitization facility with a special purpose entity structured by CIBC Wood Gundy and transferred Cdn$40 million (approximately US$30 million) in lease originations to that entity.

    In October 1997, the Company entered into a letter of intent to acquire Accel Financial Group, a Canadian financial services company and joint venture partner in Onset for Cdn$2.50 per share, approximately US$17.4 million. In March 1999, the Company removed the last contingency related to the acquisition and anticipates that the acquisition will be completed by April 1999.

    In February 1999, the Company entered into a $20 million residual financing commitment agreement with a financial institution. The pending loan will be primarily secured by the securitization receivable. Interest will be due monthly at LIBOR plus 6.0% and the loan is due in March 2000.

                                 EXHIBIT INDEX

                  Exhibit   Description
                     10.    Employment and Noncompetition Agreement of
                            Steve R. Warren dated as of January 1, 1998

                     21.    Subsidiaries of Registrant

                     24.    Power of Attorney (included on signature page)

                     27.    Financial Data Schedule