Form 10-Q
period 1999-03-31
T&W FINANCIAL CORP
filed 1999-05-17
CIK 1041077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of May 11, 1999 was 8,408,348.

                           T & W FINANCIAL CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

PART I.  FINANCIAL STATEMENTS

Item 1.     Financial Statements                                                                     Page
                                                                                                     ----
       a)   Income Statements for the three months ended March 31, 1999 and 1998........................1

       b)   Balance Sheets as of March 31, 1999 and December 31, 1998...................................2

       c)   Cash Flows Statements for the three months ended March 31, 1999 and 1998....................3

       d)   Shareholders' Equity for the periods ended March 31, 1999 and December 31, 1998.............4

       e)   Notes to Financial Statements...............................................................5

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......8

PART II.  OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K................................................................14

Signature

                                           Three Months Ended March 31,
                                           ----------------------------
                                               1998          1999
                                           -----------     ------------
Revenues:
      Lease contract revenue                 $  4,969     $  7,303
      Gain on sale of leases                    6,032        9,680
      Fee income                                  417          779
      Servicing & Other Income                    586          826
                                             --------     --------
           Total Revenues                      12,004       18,588
                                             --------     --------
Expenses:
      Interest expense                          2,269        3,775
      Compensation and related expenses           482        2,752
      Amortization of initial direct cost         562        1,043
      Provision for credit losses                 390        2,521
      Other general and administrative
         expenses                               1,155        2,886
                                             --------     --------
                                                4,858       12,977
                                             --------     --------
      Income before minority interest and
           income taxes                         7,146        5,611
Minority Interest                              (1,072)        (842)
                                             --------     --------
      Income before income taxes                6,074        4,769
Income Taxes                                   (2,187)      (1,631)
                                             --------     --------
Net Income                                   $  3,887     $  3,138
                                             ========     ========
Earnings Per Share: Basic and Diluted        $   0.46     $   0.37
Weighted Average Number of shares of
      Common Stock and Common Stock
      Equivalents Outstanding                   8,400        8,397



                                                             December 31,  March 31,
                                                                1998         1999
                                                              (Audited)   (Unaudited)
                                                             ----------  ------------
Assets
      Cash and cash equivalents                               $ 11,394    $ 19,866
      Dealer floor plans                                         9,522       7,152
      Net investment in leases                                 167,516     181,661
      Securitization receivables                                49,001      59,275
      Intangible assets, net                                     5,260       6,071
      Other assets                                               8,343      16,774
                                                              --------    --------
                Total Assets                                  $251,036    $290,799
                                                              ========    ========
Liabilities
      Accounts payable and other accrued liabilities          $ 18,000    $ 11,961
      Notes payable - recourse                                 103,758     148,855
      Notes payable - nonrecourse                               29,624      24,291
      Security deposits                                         13,065      13,887
      Deferred income taxes                                     17,642      19,187
                                                              --------    --------
                Total Liabilities                              182,089     218,181
                                                              --------    --------
Minority Interest                                               11,271      11,729
                                                              --------    --------
Commitments and Contingencies
Shareholders' Equity
      Preferred Stock                                               --          --
      Common Stock and paid-in capital                          28,306      28,381
      Retained Earnings                                         29,370      32,508
                                                              --------    --------
                Total Shareholders' Equity                      57,676      60,889
                                                              --------    --------
                Total Liabilities and Shareholders' Equity    $251,036    $290,799
                                                              ========    ========



                  T & W Financial Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                  Three Months Ended March 31,
                                                                ----------------------------------
                                                                      1998                1999
                                                                ---------------       -------------
Net Income                                                            $   3,887       $   3,138
Adjustments to reconcile net income to net cash
        provided (used) by operating activities
      Amortization and depreciation                                         791           2,329
      Provision for credit losses                                           390           2,521
      Gain on sale of leases                                             (6,032)         (9,680)
      Minority interest                                                   1,072             842
      Deferred taxes                                                      2,187           1,545
      New leases originated                                             (63,600)       (118,177)
      Lease payments received                                            25,869          15,040
      Initial direct costs incurred                                                      (1,169)
      Proceeds from sale of lease portfolio                              85,549          86,003
      Proceeds from recourse and nonrecourse borrowings                  20,394         144,691
      Payments on recourse and nonrecourse borrowings                   (54,449)       (104,927)
      Net cash (advances) payments on floor plans                           274           2,370
      Changes in assets and liabilities exclusive of the effects of business acquisitions:
      (Increase) decrease in other assets                                 4,054          (8,409)
      Net increase in security deposits                                     822             822
      Increase (decrease) in accounts payable and
          other accrued liabilities                                       2,960          (6,039)
                                                                      ---------       ---------
      Net Cash Provided by Operating Activities                          24,168          10,900
                                                                      ---------       ---------
Cash Flows From Investing Activities
      Purchase of Equipment                                                 (82)           (401)
                                                                      ---------       ---------
      Net Cash Used by Investing Activities                                 (82)           (401)
                                                                      ---------       ---------


Cash Flows From Financing Activities
      Proceeds from sale of common stock, net of costs                      139              75
      Debt issue costs paid                                                (203)         (1,718)
      Distributors to minority interest                                                    (384)
                                                                      ---------       ---------
      Net Cash Used by Financing Activities                                 (64)         (2,027)
                                                                      ---------       ---------
Net Increase (Decrease) in Cash and Cash Equivalents                     24,022           8,472
Cash and Cash Equivalents, beginning of period                           16,619          11,394
                                                                      ---------       ---------
Cash and Cash Equivalents, end of period                              $  40,641       $  19,866
                                                                      =========       =========
Income Taxes Paid                                                     $      --       $      86
                                                                      =========       =========
Interest Paid                                                         $   1,478       $   2,968
                                                                      =========       =========


                            See accompanying notes


                                                         Common
                                                         Stock
                                                        and Paid     Retained
                                             Shares    in Capital    Earnings      Total
                                            -------    ----------    ---------     -------
Balance at December 31, 1997 (Audited)        8,384      $28,117      $12,584      $40,701
     Issuance of common stock                    13          189                       189
     Net Income                                                        16,786       16,786
                                            -------      -------      -------      -------
Balance at December 31, 1998 (Audited)        8,397       28,306       29,370       57,676
     Issuance of common stock                    11           75                        75
       Net Income                                                       3,138        3,138
                                            -------      -------      -------      -------
Balance at March 31, 1999 (Unaudited)         8,408      $28,381      $32,508      $60,889
                                            =======      =======      =======      =======

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

The accompanying consolidated balance sheets and related interim consolidated statements of income, cash flows and shareholders' equity are unaudited. In the opinion of management, all adjustments, which consist of only normal recurring items necessary for the fair presentation of these interim financial statements have been included. Interim results are not necessarily indicative of the results expected for the full year.

NOTE 2.  NET INVESTMENT IN LEASES

   The Company's investments in leases have been pledged as collateral for certain notes payable. The investment in leases which are in SPEs and pledged as collateral for related debt are referred to herein as "Securitized". The net investment in leases presented on a basis by type of borrowing for which the investment is pledged as collateral is summarized as follows (in thousands):

                                                        Three Months
                                          Year ended     ended March 31,
                                       December 31, 1998    1999
                                          (Audited)       (Unaudited)
                                       -----------------  --------------
SECURITIZED: ......................      $  36,349       $  62,985
Minimum lease payments receivable .
Estimated residual value of leased           5,481           6,360
  equipment, net
Unearned lease revenue ............         (5,473)         (9,372)
                                         ---------       ---------
                                            36,357          59,973
                                         ---------       ---------
NOT SECURITIZED: ..................        131,859         125,052
Minimum lease payments receivable .
Estimated residual value of leased          16,370          11,374
  equipment, net
Unearned lease revenue ............        (20,021)        (17,811)
                                         ---------       ---------
                                           128,208         118,615
                                         ---------       ---------
Allowance for credit losses .......         (2,106)         (2,110)
Initial direct costs, net .........          5,057           5,183
                                         ---------       ---------
     Net Investment in Leases .....      $ 167,516       $ 181,661
                                         =========       =========

A summary of activity in the allowance for credit losses account is as follows (in thousands):

                                                             Three Months
                                        Year ended          ended March 31,
                                       December 31, 1998        1999
                                          (Audited)          (Unaudited)
                                       -----------------    ----------------
BALANCE, beginning of year .........      $ 1,235             $ 2,106
Provision for credit losses ........        5,249               2,522
Charge-offs ........................       (2,875)             (1,576)
Recoveries .........................          454                  47
Allowance allocated to leases sold .       (1,957)               (989)
                                          -------             -------
BALANCE, end of year ...............      $ 2,106             $ 2,110
                                          =======             =======

NOTE 3.  NOTES PAYABLE - RECOURSE

   Notes payable for which the lender has recourse against the Company are secured by guarantees of certain shareholders of the Company and for lines of credit borrowings, underlying pledged leases and dealer floor plans, and are summarized as follows (in thousands):

                                                                                    December     March 31,
                                                                                    31, 1998        1999
                                                                                    (Audited)    (Unaudited)
                                                                                   ------------  -----------
          US DOLLAR OBLIGATIONS
          Payable to bank drawn on a $75 million credit facility, interest
            payable monthly at prime (7.75% at March 31, 1999), due November 1999   $  60,000     $  63,500

          Payable to bank drawn on a $15 million credit line, interest payable monthly at 1.5% above 30 day LIBOR (6.50% at March 31,
            1999), due as payments are made on underlying leases (last lease
            payment due October 2001)                                                     240           208

          Payable to bank drawn on a $3 million credit line, interest payable monthly at 1% over prime (8.75% at March 31, 1999), due
            August 1999                                                                 1,750         3,000

          Payable to bank drawn on a $7.5 million credit line, interest payable Monthly at 2.0% above 30 day LIBOR (7.00% at March 31, 1999),
            due upon demand                                                             6,645         7,500

          Payable to financial institution, drawn on a $75 million credit line, interest payable monthly at 0.8% above 30 day LIBOR (5.76%
            at March 31, 1999), due July 1999                                           1,523        10,914


          Payable to financial institution, drawn on a $20 million credit line, interest Payable monthly at 6.0% above 30 day LIBOR (10.96%
            at March 31, 1999), due December 1999                                          --        20,000

          Acquisition notes payable, interest at 8%, $1 million paid
            January, 1999, with remaining principal and interest due quarterly to 2007, net of imputed interest discount of $225,000 and $206,000
            at December 31, 1998 and March 31,1999, respectively                        4,487         3,416
                                                                                   ----------    ----------
                                                                                       74,645       108,538
                                                                                   ----------    ----------
          CANADIAN DOLLAR OBLIGATIONS
          Payable to bank drawn on a Cdn$30 million credit line
            (temporarily increased to Cdn$40 million at December 31, 1998)
            interest payable monthly at 0.75% above prime (7.50% at
            March 31, 1999, due September, 1999                                        25,155        11,264

          Payable to bank drawn on a Cdn$135 million securitization facility interest payable monthly at 5.98%, due as payments are made on
            underlying leases (last lease payment due in 2005)                             --        25,057

          Loan payable to affiliate with interest imputed at 8%, due 2003               3,958         3,996
                                                                                   ----------    ----------
                                                                                       29,113        40,317
                                                                                   ----------    ----------
                                                                                   $  103,758    $  148,855
                                                                                   ==========    ==========

NOTE 4.  SECURITIZATIONS

On March 31, 1999 the Company closed a securitization facility for $110 million which was privately placed and in connection therewith, SPE's were formed to issue lease-backed notes. Pursuant to terms of the facility, the Company sells and transfers pools of leases to the first SPE, which then sells and transfers rights and pledges an interest in the leased equipment to a second SPE. The Company retains servicing rights for which it receives monthly servicing fee income. The Company accounted for such transaction for financial reporting purposes as a sale of the lease interests.

NOTE 5.  SUBSEQUENT EVENTS

In April 1999, the Company completed the acquisition of Accel Financial Group, a Canadian financial services company and joint venture partner in Onset for Cdn$2.50 per share, approximately US$17.4 million.

In May 1999, Onset Capital Corporation, completed its second securitization. The Cdn$20.2 million (US$13.4 million) facility was structured by CIBC Wood Gundy, the investment banking arm of Canadian Imperial Bank of Canada. This is the second securitization of an overall committed facility for C$135 million (US$89.5 million).

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

OVERVIEW
This report should be read in conjunction with the Company's audited annual report (Form 10-K) for the year ended December 31, 1998 which has additional information and disclosures that will assist the reader in understanding the Company, the financial statements presented and the analysis that follows.

                                                       AS OF OR FOR THE
                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                    -----------------------
                                                       1998         1999
                                                    ----------    ----------
            OPERATING DATA:                              1,033       2,368
            Lease financing Receivables Originated
              Number of contracts.......
              Lease originations(1).....               $63,600   $ 118,177
            Leases serviced Number of contracts         10,367      15,680
              Portfolio of leases serviced(2)         $363,400   $ 688,583
              Average portfolio yield(3)                 12.5%       12.2%
            Credit quality statistics Delinquencies      3.44%       4.11%
              as a percentage of portfolio of leases
              serviced
                31--60 days..............
                61--90 days..............                 1.70%       .87%
                91--120 days.............                 1.70%       .46%
                Over 120 days...........                  1.23%      2.58%
                                                          ----       ----
                     Total..............                  8.07%      8.02%
                                                          ====       ====
              Net charge-offs(4)........                  0.20%      1.08%

(1)     Represents the equipment cost for leases originated during the period.

(2) Represents the aggregate of minimum lease payments, excluding residual values except for guaranteed residuals related to Specialty Vehicles under all leases serviced by the Company held as direct financing leases and leases sold to SPEs.

(3) Represents the average yield recognized during the period for the portfolio of leases serviced.

(4) Represents charge-offs (reduced by recoveries), divided by the respective period's average net investment, including residuals, under all leases serviced by the Company and either held as direct financing leases or sold.

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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.

Leases originated increased from $64 million for the three months ended March 31, 1998 to $118 million for the comparable period in 1999, representing an increase of 84%. The portfolio of leases serviced increased from $363.4 million at March 31, 1998 to $688.6 million at March 31, 1999, representing an increase of 89%. This increase was due to an increase in lease originations.

Lease contract revenue increased from $5.0 million for the three months ended March 31, 1998 to $7.3 million for the comparable period in 1999, representing an increase of 46% due primarily to an increased average net investment in leases owned during the 1999 period.

Fee income increased from $417,000 for the three months ended March 31, 1998 to $779,000 for the comparable period in 1999, representing an increase of 87%. This increase was due primarily to the Company's increased business activity of charging fee income on lease transactions.

Servicing and other income increased from $586,000 for the three months ended March 31, 1998 to $826,000 for the comparable period in 1999, representing an increase of 41%, due primarily to servicing income received from the SPEs.

Total revenues increased from $12.0 million for the three months ended March 31, 1998 to $18.6 million for the comparable period in 1999, representing an increase of 55%.

Interest expense increased from $2.3 million for the three months ended March 31, 1998 to $3.8 million for the comparable period in 1999, representing an increase of 65%. The increase was due to increased average borrowings outstanding during the 1999 period as compared to the prior year.

Compensation and related expenses increased from $482,000 for the three months ended March 31, 1998 to $2.7 million for the comparable period in 1999, representing a increase of 471%. The increase was due primarily to the increase in the number of employees as the Company continues to increase its portfolio of leases serviced.

        Amortization of initial direct costs increased from $562,000 for the three months ended March 31, 1998 to $1.0 million for the comparable period in 1999, representing a increase of 86%. %. The increase was due primarily to an increased average net investment in leases during the 1999 period over the comparative prior year period. Additionally, initial direct costs, relative to the investment in leases, increased from December 31, 1997 to December 31, 1998, which resulted in increased amortization charges during the 1999 period as compared to the prior year.

The provision for credit losses increased from $390,000 for the three months ended March 31, 1998 to $2.5 million for the comparative period in 1999, representing an increase of 546%. This increase was due to increased originations and an increase in the provision rate, as a percentage of originations from 1% in 1998 to 2% in 1999.

Other general and administrative expenses increased from $1.2 million for the three months ended March 31, 1998 to $2.9 million for the comparable period in 1999, representing an increase of 142%. The increase was due primarily to increased occupancy and related costs associated with supporting the Company's growth.

Total expenses increased from $4.9 million for the three months ended March 31, 1998 to $13.0 million for the comparable period in 1999, representing an increase of 165%.

As a result of the above factors, net income decreased from $3.9 million for the three months ended March 31, 1998 to $3.1 million for the comparable period in 1999, a decrease of 22%.

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

The following table sets forth the major components of the increase in cash and cash equivalents:

                                                  December      March 31,
                                                  31, 1998        1999
                                                 (Audited)     (Unaudited)
                                                -------------  ------------
Net cash provided (used) by operating
activities..............................        $   (2,003)    $   10,900
Net cash used by investing activities...            (2,435)          (401)
Net cash provided (used) by financing
activities..............................              (787)        (2,027)
                                                -------------  ------------
Net increase (decrease) in cash and cash
equivalents.............................        $   (5,225)    $    8,472
                                                =============  ============

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support lease originations and satisfy line of credit repayment requirements. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 1999, cash and cash equivalents totaled $19.9 million or 7% of total assets. At March 31, 1999, the Company maintained various lines of credit which provided for immediately available advances of up to $200 million. Advances under these lines of credit totaled $116 million. In addition, the Company had a committed Cdn$135 million (US $89.5 million) securitization facility. Advances on this facility totaled US $25.1 million.

SECURITIZATIONS.

Securitizations involve the pooling of lease receivables for sale in the secondary market. The primary advantages of securitizations include: (i) quick access to significant amounts of capital to fund growth in lease originations;
(ii) relatively lower cost of funds than commercial bank financing; and (iii) greater flexibility with respect to sources of funding. From 1992 through 1999 the Company has completed the following securitizations:

 COMMENCEMENT          AMOUNT            RATING            AGENCY        SUBORDINATION
     DATE                                                                   LEVEL
----------------  --------------  ------------------  -----------------  -------------
April 1992.....   $12.1 million          AA+           Duff & Phelps            20%
May 1993.......    10.6 million        AAA/Aaa         S&P/Moody's              13%
June 1994......    30.0 million        A-1/P-1         S&P/Moody's              13%
July 1995......    90.0 million        AAA/Aaa         S&P/Moody's               8%
February 1997..    61.6 million        AAA/Aaa         S&P/Moody's               8%
October 1997...    74.3 million        AAA/Aaa         Duff & Phelps             2%
March 1998        86.0 million         AAA/BBB         Duff &                    2.5%
                                                      Phelps/Fitch
June 1998         117.5 million        A-1/P-1         S&P/Moody's               0.0%
September 1998     77.4 million         AAA/A          Duff &                    3.0%
                                                      Phelps/Fitch
December 1998      67.5 million        A-1/P-1         S&P/Moody's               0.0%
March 1999        110.0 million         AAA/A          Duff &
                                                      Phelps/Fitch               6.0%
                  --------------
     TOTAL.....   $737.0 million
                  ==============

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

                                       T & W Financial Corporation

       Date: May 14, 1999              By: /s/ Paul B. Luke
                                       Paul B. Luke
                                       Senior Vice President, Chief
                                       Financial Officer, Secretary,
                                       Treasurer and Director


11