Form 10-Q/A
period 1999-03-31
T&W FINANCIAL CORP
filed 1999-07-12
CIK 1041077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10-Q/A


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

                 T & W Financial Corporation and Subsidiaries
                      Consolidated Statements of Income
                                 (unaudited)
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


                 T & W Financial Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                 (unaudited)
                                (in thousands)



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
                                                              ========    ========



                           Part II. Other Information

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS

       11. Computation of Earnings Per Share is on page 3.

       27. Financial Data Schedule (previously filed).

(B)    REPORTS ON FORM 8-K


ITEMS 1 THROUGH 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


                                    SIGNATURE

Pursuant to the requirements of the Securitites Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       T & W Financial Corporation

       Date: July 12, 1999             By: /s/ Paul B. Luke
                                       Paul B. Luke
                                       Senior Vice President, Chief
                                       Financial Officer, Secretary,
                                       Treasurer and Director


11