Form 10-Q
period 1999-06-30
T&W FINANCIAL CORP
filed 1999-08-25
CIK 1041077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO ______


                         COMMISSION FILE NUMBER 1-041077

                           T & W FINANCIAL CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               WASHINGTON                              91-1844249
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     -------------------------------                ----------------
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

           6416 PACIFIC HIGHWAY EAST, TACOMA, WASHINGTON    98424
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (253) 922-5164

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of August 11, 1999 was 8,410,863.

                           T & W FINANCIAL CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

PART I.  FINANCIAL STATEMENTS

Item 1.     Financial Statements                                                                     Page
                                                                                                     ----
       a)   Consolidated Statements of Income for the six months ended June 30, 1999 and 1998...........1

       b)   Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.......................2

       c)   Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and
            1998 .......................................................................................3

       d)   Consolidated Statements of Shareholders' Equity for the periods ended June 30,
            1999 and December 31, 1998..................................................................4

       e)   Notes to Interim Consolidated Financial Statements..........................................5

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations .................................................................................8

PART II.    OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K................................................................14

Signature

                   T&W Financial Corporation and Subsidiaries
                       Consolidated Statements of Income
                                  (Unaudited)
                     (In Thousands, except per share data)

                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                   ---------------------------        -------------------------
                                                      1998             1999             1998             1999
                                                    --------         --------         --------         --------
Revenues:
     Lease contract revenue                         $  3,585         $  8,107         $  8,554         $ 15,410
     Gain on sale of leases                            8,997             (600)          15,029            9,080
     Fee income                                          473            1,002              890            1,781
     Servicing & Other Income                          1,589              823            2,176            1,649
                                                    --------         --------         --------         --------
          Total Revenues                              14,644            9,332           26,649           27,920
                                                    --------         --------         --------         --------
Expenses:
     Interest expense                                  1,473            4,570            3,742            8,345
     Compensation and related expenses                 1,162            3,443            2,272            6,195
     Amortization of initial direct cost               1,102              701            1,664            1,744
     Provision for credit losses                       1,038            2,652            1,428            5,173
     Other general and administrative
        expenses                                       2,446            3,663            2,974            6,549
                                                    --------         --------         --------         --------
                                                       7,221           15,029           12,080           28,006
                                                    --------         --------         --------         --------
     Income (Loss)before minority interest
          and income taxes                             7,423           (5,697)          14,569              (86)
Minority Interest                                     (1,113)             855           (2,185)              13
                                                    --------         --------         --------         --------
     Income (Loss) before income taxes                 6,310           (4,842)          12,384              (73)
Income Taxes                                          (2,272)           1,493           (4,459)            (138)
                                                    --------         --------         --------         --------
     Income (Loss) before Preferred Dividends          4,038           (3,349)           7,925             (211)
Preferred Stock Dividends                                 --              (88)              --              (88)
                                                    --------         --------         --------         --------
Net Income (Loss)                                   $  4,038         $ (3,437)        $  7,925         $   (299)
                                                    ========         ========         ========         ========
Earnings Per Share: Basic and Diluted               $   0.48         $  (0.41)        $   0.94         $  (0.04)
Weighted Average Number of shares of
     Common Stock and Common Stock

     Equivalents Outstanding                           8,400            8,408            8,400            8,403



                             See accompanying notes

                   T&W Financial Corporation and Subsidiaries
                          Consolidated Balance Sheets

                                 (In Thousands)


                                                                December 31,       June 30,
                                                                   1998             1999
                                                                 (Audited)       (Unaudited)
                                                                ------------     -----------
Assets
      Cash and cash equivalents                                   $ 11,394        $  8,455
      Dealer floor plans                                             9,522           7,576
      Net investment in leases                                     167,516         231,406
      Securitization receivables                                    49,001          63,759
      Intangible assets, net                                         5,260          19,879
      Other assets                                                   8,343          15,849
                                                                  --------        --------
                Total Assets                                      $251,036        $346,924
                                                                  ========        ========
Liabilities
      Accounts payable and other accrued liabilities              $ 18,000        $ 12,156
      Notes payable - recourse                                     103,758         210,284
      Notes payable - nonrecourse                                   29,624          19,700
      Security deposits                                             13,065          14,823
      Deferred income taxes                                         17,642          17,618
                                                                  --------        --------
                Total Liabilities                                  182,089         274,581
                                                                  --------        --------
Minority Interest                                                   11,271          10,528
                                                                  --------        --------
Redeemable Preferred Stock of Subsidiary                                --           4,342
                                                                  --------        --------
Commitments and Contingencies
Shareholders' Equity
      Preferred Stock                                                   --              --
      Common Stock and paid-in capital                              28,306          28,402
      Retained Earnings                                             29,370          29,071
                                                                  --------        --------
                Total Shareholders' Equity                          57,676          57,473
                                                                  --------        --------
                Total Liabilities and Shareholders' Equity        $251,036        $346,924
                                                                  ========        ========



                             See accompanying notes

                   T&W Financial Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows

                                  (Unaudited)
                                 (in Thousands)


                                                               Six Months Ended June 30,
                                                              ---------------------------
                                                                1998              1999
                                                              ---------         ---------
Cash Flows From Operations
      Lease Payments Received                                 $  23,425         $ 107,171
      Cash from Sale of Leases                                  160,820            80,919
                                                              ---------         ---------
                                                                184,245           188,090
      Operating Expenses                                         (8,116)          (25,041)
      Interest Payments on Debt                                  (3,742)           (8,345)
      Income Taxes Paid                                              --              (162)
                                                              ---------         ---------
      Net Cash Provided by Operating Activities                 172,387           154,542
                                                              ---------         ---------
Cash Flows From Investing Activities
      Purchase of Leased Equipment                             (137,000)         (241,119)
      Net (Advances) Repayments on Floor Plan                     1,256             1,946
      Cash Paid in Business Acquisition                              --           (13,272)
      Cash Received in Acquisition, net of Cash Paid                 --             1,126
      Purchase of Equipment                                        (431)             (622)
                                                              ---------         ---------
      Net Cash Used by Investing Activities                    (136,175)         (251,941)
                                                              ---------         ---------
Cash Flows From Financing Activities
      Proceeds from Sale of Common Stock, net of costs              146                96
      Borrowings Under Debt Agreements - Leases                  65,045           285,452
      Borrowings Under Debt Agreements - Acquisitions                --            20,000
      Principal Payments on Debt                               (111,121)         (210,358)
      Distributions to Minority Interests                            --              (730)
                                                              ---------         ---------
      Net Cash Provided (Used) by Financing Activities          (45,930)           94,460
                                                              ---------         ---------
Net Decrease in Cash and Cash Equivalents                        (9,718)           (2,939)
Cash and Cash Equivalents, beginning of period                   16,619            11,394
                                                              ---------         ---------
Cash and Cash Equivalents, end of period                      $   6,901         $   8,455
                                                              =========         =========

     Reconciliation of Net Income (Loss) to Net Cash
     Provided by Operating Activities

Net Income (Loss)                                             $   7,925         $    (299)

Adjustments to reconcile net income to net cash
   provided by operating activities:
      Amortization and depreciation                               2,177             3,260
      Provision for credit losses                                 1,428             5,173
      Gain on sale of leases                                    (15,029)           (9,080)
      Minority interest                                           2,185               (13)
      Deferred taxes                                              4,459               (24)
      Preferred dividends accrued                                    --                88
      Lease payments received                                    10,615            86,758
      Initial direct costs incurred                              (3,269)           (2,217)
      Proceeds from sale of lease portfolio                     160,820            80,919
      Debt Issue costs paid                                        (508)           (1,508)
      Changes in assets and liabilities exclusive
         of the effects of business acquisitions:
         (Increase) decrease in other assets                     (6,644)           (3,987)
         Net increase in security deposits                        1,190             1,573
         Increase (decrease) in accounts payable and
            other accrued liabilities                             7,038            (6,101)
                                                              ---------         ---------
                                                              $ 172,387         $ 154,542
                                                              =========         =========



                             See accompanying notes

                   T&W Financial Corporation and Subsidiaries
                Consolidated Statements of Shareholders' Equity

                                 (In Thousands)



                                                               Common
                                                              Stock and
                                                               Paid-in          Retained
                                               Shares          Capital          Earnings         Total
                                              --------        ----------        --------        --------
Balance at December 31, 1997 (Audited)           8,384         $ 28,117         $ 12,584        $ 40,701
     Issuance of common stock                       13              189                              189
     Net Income                                                                   16,786          16,786
                                              --------         --------         --------        --------
Balance at December 31, 1998 (Audited)           8,397           28,306           29,370          57,676
     Issuance of common stock                       14               96                               96
     Net Income                                                                     (299)           (299)
                                              --------         --------         --------        --------
Balance at June 30, 1999 (Unaudited)             8,411         $ 28,402         $ 29,071        $ 57,473
                                              ========         ========         ========        ========

                   T & W FINANCIAL CORPORATION AND AFFILIATES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

T&W Financial Corporation ("T&W" or the "Company") is a specialized commercial finance company that was formed in November 1997 to provide capital equipment financing, principally in the form of leases, to commercial entities. Previously, the Company's operations were part of a group of pass-through entities, each having primarily the same two individual owners. The assets, liabilities and operations of these pass-through entities were transferred to T&W Financial Services Company, L.L.C. ("TWFSC") a newly formed limited liability company owned 85% by T&W and 15% by T&W Funding Company VI, L.L.C., an entity owned by certain members of T&W's senior management. The Company's operations extend throughout the United States and Canada, with no significant concentration in any region except the Pacific Northwest. The Company's headquarters are located in Tacoma, Washington.

The accompanying consolidated balance sheets and related interim consolidated statements of income, cash flows and shareholders' equity are unaudited and have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments, which consist of only normal recurring items necessary for the fair presentation of these interim financial statements have been included. Interim results are not necessarily indicative of the results expected for the entire year.

NOTE 2. NET INVESTMENT IN LEASES

The Company's investments in leases have been pledged as collateral for certain notes payable. The investment in leases which are in Special Purpose Entities (the "SPEs") and pledged as collateral for related debt are referred to herein as "Securitized". The net investment in leases presented by type of borrowing for which the investment is pledged as collateral is summarized as follows (in thousands):

                                               December 31, 1998    June 30, 1999
                                                   (Audited)         (Unaudited)
                                               -----------------    -------------
        SECURITIZED:
        Minimum lease payments receivable........  $  36,349         $  73,705
        Estimated residual value of leased
           equipment, net .......................      5,481             4,491

        Unearned lease revenue ..................     (5,473)          (10,573)
                                                   ---------         ---------
                                                      36,357            67,623
                                                   ---------         ---------
        NOT SECURITIZED:
        Minimum lease payments receivable........    131,859           192,340
        Estimated residual value of leased
           equipment, net .......................     16,370             7,003

        Unearned lease revenue ..................    (20,021)          (36,671)
                                                   ---------         ---------
                                                     128,208           162,672
                                                   ---------         ---------
        Allowance for credit losses .............     (2,106)           (4,419)
        Initial direct costs, net ...............      5,057             5,530
                                                   ---------         ---------
           Net Investment in Leases .............  $ 167,516         $ 231,406
                                                   =========         =========

The allowance for credit losses is maintained at a level the Company believes is sufficient for estimate future losses related to uncollectible lease receivables. A summary of activity in the allowance for credit losses account is as follows (in thousands):

                                                      Year ended      Six Months ended
                                                   December 31, 1998   June 30, 1999
                                                       (Audited)        (Unaudited)
                                                   -----------------  ----------------
        BALANCE, beginning ...........................  $ 1,235           $ 2,106
        Provision for credit losses ..................    5,249             5,173
        Charge-offs ..................................   (2,875)           (2,680)
        Recoveries ...................................      454                51
        Additional allowance related to leases
          acquired through business combinations .....       --               769
        Allowance allocated to leases sold ...........   (1,957)           (1,000)
                                                        -------           -------
        BALANCE, ending ..............................  $ 2,106           $ 4,419
                                                        =======           =======

NOTE 3. NOTES PAYABLE - RECOURSE

Notes payable for which the lender has recourse against the Company are secured by guarantees of certain shareholders of the Company and for lines of credit borrowings, underlying pledged leases and dealer floor plans, and are summarized as follows (in thousands):

                                                                                 December        June 30,
                                                                                 31, 1998          1999
                                                                                (Audited)       (Unaudited)
                                                                                ---------       -----------
US DOLLAR OBLIGATIONS

Payable to bank drawn on a $75 million credit facility, interest payable monthly at prime (7.75% at June 30, 1999),
     due November 1999                                                           $ 60,000        $ 75,000

Payable to bank drawn on a $15 million credit line, interest
     payable monthly at 1.5% above 30 day LIBOR, due as payments are made             240              --
     on underlying leases (last lease payment due October 2001)

Payable to bank drawn on a $3 million credit line, interest
     payable monthly at 1% over prime (8.75% at June 30, 1999),
     due August 1999                                                                1,750           3,000

Payable to bank drawn on a $7.5 million credit line, interest payable monthly at 2.0% above 30 day LIBOR
     (7.00% at June 30, 1999), due upon demand                                      6,645           7,275

Payable to financial institution, drawn on a $100 million credit line, interest payable monthly at 1.25% above 30 day LIBOR
     (6.19% at June 30, 1999), due July 1999                                        1,523          49,987

Payable to financial institution, drawn on a $20 million credit line, interest payable monthly at 6.0% above 30 day LIBOR
     (10.94% at June 30, 1999), due December 1999, secured by
     securitization receivables                                                        --          20,000

Acquisition notes payable, interest at 8%, $1 million paid
     January, 1999, with remaining principal and interest due
     quarterly to 2007, net of imputed interest discount of
     $225,000 and $200,000 at December 31, 1998 and
     June 30, 1999, respectively                                                    4,487           3,343

                                                                                 --------        --------
                                                                                   74,645         158,605

                                                                                 --------        --------
CANADIAN DOLLAR OBLIGATIONS

Payable to bank drawn on a Cdn$30 million credit line
     (temporarily increased to Cdn$ 40 million at
     December 31, 1998) interest payable monthly at 0.75%
     above prime (6.5% at June 30, 1999), due September, 1999                      25,155          13,587

Payable to bank drawn on a Cdn$135 million securitization facility
     interest payable monthly at 5.53%                                                 --          35,540

Payable to bank drawn on a Cdn$3 million credit line, interest
     payable monthly At 7.25% due on demand                                            --           1,079

Payable lease, interest payable monthly at 12.5%, due December 2000                    --             688

Debenture--Accel, interest payable quarterly at 9%,
     due December 31, 1999                                                             --             228

Debenture--Onset, interest payable quarterly at 9%, due
     October 1, 2004                                                                   --             509

Other                                                                                  --              48

Loan payable to affiliate with interest imputed at 8%, due 2003                     3,958              --
                                                                                 --------        --------
                                                                                   29,113          51,679

                                                                                 --------        --------
                                                                                 $103,758        $210,284
                                                                                 ========        ========

NOTE 4. SECURITIZATIONS

On March 31, 1999 the Company closed a securitization facility for $110 million which was privately placed and in connection therewith, SPEs were formed to issue lease-backed notes. Pursuant to terms of the facility, the Company sells and transfers pools of leases to the first SPE, which then sells and transfers rights and pledges an interest in the leased equipment to a second SPE. The Company retains servicing rights for which it receives monthly servicing fee income. The Company accounted for such transaction for financial reporting purposes as a sale of the lease interests.

In May 1999, Onset Capital Corporation, a Canadian joint venture, completed its second securitization. The Cdn$20.2 million (US$13.4 million) facility was structured by CIBC Wood Gundy, the investment banking arm of Canadian Imperial Bank of Canada. This is the second securitization of an overall committed facility for Cdn$135 million (US$89.5 million). Under this facility, the initial cash flows to the Company are considered debt under generally accepted accounting principles and there is no immediate recognition of gain from the sale of the lease receivables. The Company will recognize the net interest margin over the lives of the leases.

NOTE 5. ACQUISITION AND REDEEMABLE PREFERRED STOCK

In April 1999, the Company completed the stock acquisition of Accel Financial Group ("AFG"), a Canadian financial services company and joint venture partner in Onset for Cdn$2.50 per share, (US$13.2 million cash). Additionally, in connection with the acquisition, 2,603,287 shares of AFG common stock were converted to 2,603,287 shares of TWFC Financial Holdings Ltd. ("LTD"), a subsidiary of TWFSC, Class B Redeemable Preferred Stock at Cdn$2.50, (US$4.3 million).

The Class B Preferred Stock is non voting, has no par value, has liquidation preferences at Cdn$2.50, and is redeemable at the rate of 10% a year for 10 years at a redemption price of Cdn$2.50 per share. Dividends on the Class B Stock are payable quarterly at the rate of 8% per year and in preference to any dividends on LTD's common stock. In the event of any liquidation, dissolution or winding up of LTD, the holders of the outstanding shares of Class B Redeemable Preferred Stock shall be entitled to be paid an amount equal to the face value per share held before any sums shall be paid or assets distributed to the holders of the common stock. If assets are insufficient to fully liquidate the Redeemable Preferred Stock, then a pro-rata liquidation will be made. Holders of Redeemable Preferred Stock are not entitled to vote on matters submitted to the common shareholders of LTD unless required by Yukon law. TWFSC has guaranteed the payment of all preferred dividends and the mandatory redemption's of the Class B Preferred Stock of LTD.

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

The Company's forward looking statements are based primarily on the Company's current expectations and are subject to a number of risks and uncertainties. Important factors to consider in evaluating the Company's forward looking statements include (1) the Company's ability to reduce its use of gain on sale accounting, to manage growth and credit risk and to integrate new technologies;
(2) the level of credit enhancement required by rating agencies to achieve investment grade status for debt securities issued by the special purpose entities or owner trusts which purchase leases from the Company (the "SPEs");
(3) the collectability of securitization receivables which represent the excess cash flows anticipated by the SPEs; (4) the Company's ability to identify suitable acquisition candidates or complete acquisitions on reasonable terms and to integrate acquisitions successfully; (5) the Company's ability to attract and retain qualified management personnel; (6) the existence of a market for used equipment that must be sold or re-leased to recover the residual value of such equipment recorded by the Company, when guarantors of the residual values cannot satisfy their obligations to the Company; (7) the Company's ability to create and maintain relationships with equipment providers and referral sources to generate sufficient origination volume; and (8) the ability of lessees to comply with the terms of their leases so these leases may qualify to serve as collateral under the Company's bank lines of credit or as part of the lease pool under the Company's securitization facilities. In view of the risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will, in fact, have the results indicated, and accordingly, the actual results of the Company may differ materially from those indicated by such forward-looking statements.

OVERVIEW

This report should be read in conjunction with the Company's audited annual report (Form 10-K) for the year ended December 31, 1998 which has additional information and disclosures that will assist the reader in understanding the Company, the financial statements presented and the analysis that follows.


                                                         FOR THE THREE MONTHS               AS OF OR FOR THE SIX
                                                             ENDED JUNE 30,                 MONTHS ENDED JUNE 30,
                                                              (UNAUDITED)                        (UNAUDITED)
                                                       ------------------------        -------------------------------
                                                         1998            1999             1998                1999
                                                       --------        --------        -----------         -----------
        OPERATING DATA:
        Lease financing Receivables Originated
           Number of contracts .....................        871           3,160              1,904               5,528
           Lease originations(1) ...................   $ 73,400        $122,942        $   137,000         $   241,119
        Leases serviced Number of contracts ........                                        10,521              19,137
           Portfolio of leases serviced(2) .........                                   $   403,348         $   765,771
           Average portfolio yield(3) ..............                                          13.3%               12.9%

        Credit quality statistics Delinquencies
           as a percentage of portfolio of
           leases serviced

            31--60 days ............................                                          2.00%               2.78%
            61--90 days ............................                                          1.60%               1.27%
            91--120 days ...........................                                          1.90%               0.77%
            Over 120 days ..........................                                          0.90%               1.95%
                                                                                       -----------         -----------
                 Total .............................                                          6.40%               6.76%
                                                                                       ===========         ===========
          Net charge-offs(4) .......................                                          0.53%               0.78%

(1)     Represents the equipment cost for leases originated during the period.

(2) Represents the aggregate of minimum lease payments, excluding residual values except for guaranteed residuals related to the Specialty Vehicle Finance Division under all leases serviced by the Company held as direct financing leases and leases sold to SPEs.

(3) Represents the average yield recognized during the period for the portfolio of leases serviced.

(4) Represents charge-offs (reduced by recoveries), divided by the respective period's average net investment, including residuals, under all leases serviced by the Company and either held as direct financing leases or sold.

RESULTS OF OPERATIONS

The Company's revenues are comprised of lease contract revenue, gain on sale of leases, fee income, and servicing and other income. Lease contract revenue is the revenue recognized from the net investment in leases held. Gain on sale of leases is the revenue recognized under sale treatment for leases securitized. Fee income represents security deposits which are recognized as income upon lease expirations and commitment fees received upon the origination of leases. Servicing and other income includes normal servicing fees, interest income and amounts received from the owner trust relating to interest rate collar agreements.

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

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998.

Leases originated increased from $137.0 million for the six months ended June 30, 1998 to $241.1 million for the comparable period in 1999, representing an increase of 76%. The portfolio of leases serviced increased from $403 million at June 30, 1998 to $766 million at June 30, 1999, representing an increase of 90%. This increase was due to a 76% increase in lease originations for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

Lease contract revenue increased from $8.6 million for the six months ended June 30, 1998 to $15.4 million for the comparable period in 1999, representing an increase of 79% due primarily to an increased average net investment in leases owned during the 1999 period.

Gain on sale of leases decreased from $15.0 million for the six months ended June 30, 1998 to $9.1 million for the comparable period in 1999 representing a decrease of 39%, due to management's decision not to sell leases in the second quarter of 1999 as part of the Company's goal to retain more assets on the balance sheet.

Fee income increased from $890,000 for the six months ended June 30, 1998 to $1.8 million for the comparable period in 1999, representing an increase of 102%. This increase was due primarily to the Company's increased level of originations and lease portfolio.

Servicing and other income decreased from $2.2 million for the six months ended June 30, 1998 to $1.6 million for the comparable period in 1999, representing a decrease of 27%, due primarily to reduced interest income resulting from reduced levels of investable funds.

Total revenues increased from $26.6 million for the six months ended June 30, 1998 to $27.9 million for the comparable period in 1999, representing an increase of 5% as a result of the net changes discussed above.

Interest expense increased from $3.7 million for the six months ended June 30, 1998 to $8.3 million for the comparable period in 1999, representing an increase of 124%. The increase was due to increased average borrowings outstanding during the 1999 period as compared to the prior year, and a higher interest rate on certain borrowings.

Compensation and related expenses increased from $2.3 million for the six months ended June 30, 1998 to $6.2 million for the comparable period in 1999, representing an increase of 170%. The increase was due primarily to the increase in the number of employees as the Company continues to increase its portfolio of leases serviced.

The provision for credit losses increased from $1.4 million for the six months ended June 30, 1998 to $5.2 million for the comparative period in 1999, representing an increase of 271%. This increase was due to increased originations and an increase in the provision rate, as a percentage of originations from 1% in 1998 to 2% in 1999.

Other general and administrative expenses increased from $3.0 million for the six months ended June 30, 1998 to $6.5 million for the comparable period in 1999, representing an increase of 117%. The increase was due primarily to increased occupancy and related costs associated with supporting the Company's growth and from the amortization of goodwill associated with acquisitions.

Total expenses increased from $12.1 million for the six months ended June 30, 1998 to $28.0 million for the comparable period in 1999, representing an increase of 131%.

As a result of the above factors, the Company reported net income of $7.9 million for the six months ended June 30, 1998 and a net loss of $299,000 for the comparable period in 1999.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

Leases originated increased from $73.4 million for the three months ended June 30, 1998 to $122.9 million for the comparable period in 1999, representing an increase of 67%. The portfolio of leases serviced increased from $403 million at June 30,1998 to $766 million at June 30, 1999, representing an increase of 90%. This increase was due to an increase in lease originations.

Lease contract revenue increased from $3.6 million for the three months ended June 30, 1998 to $8.1 million for the comparable period in 1999, representing an increase of 125% due primarily to an increased average net investment in leases owned during the 1999 period.

As described above, the Company's securitizations have predominantly been structured as sales for financial reporting purposes, rather than as financing transactions as was the case in prior years. During the three months ended June 30, 1998, the Company recognized a gain on sale of $9.1 million. During the three months ended June 30, 1999, the Company did not sell leases. Since the Company plans to begin to structure its securitizations as debt transactions and retaining leases on its balance sheet, it anticipates that gain on sale of leases will continue to decrease and lease contract revenue will increase in the future.

Fee income increased from $473,000 for the three months ended June 30, 1998 to $1.0 million for the comparable period in 1999, representing an increase of 111%. This increase was due primarily to the Company's increased level of originations and lease portfolio.

Servicing and other income decreased from $1.6 million for the three months ended June 30, 1998 to $823,000 for the comparable period in 1999, representing a decrease of 49%, due primarily to reduced interest income resulting from reduced levels of investable funds.

Total revenues decreased from $14.6 million for the three months ended June 30, 1998 to $9.3 million for the comparable period in 1999, representing a decrease of 36%.

Interest expense increased from $1.5 million for the three months ended June 30, 1998 to $4.6 million for the comparable period in 1999, representing an increase of 207%. The increase was due to increased average borrowings outstanding during the 1999 period as compared to the prior year, and a higher interest rate on certain borrowings.

Compensation and related expenses increased from $1.2 million for the three months ended June 30, 1998 to $3.4 million for the comparable period in 1999, representing a decrease of 183%. The increase was due primarily to the increase in the number of employees as the Company continues to increase its portfolio of leases serviced.

Amortization of initial direct costs decreased from $1.1 million for the three months ended June 30, 1998 to $701,000 for the comparable period in 1999, representing a decrease of 36%. Initial direct costs, relative to the investment in leases, decreased from December 31, 1996 to December 31, 1997 (the beginning of the three month periods ended June 30, 1998 and 1997, respectively), which resulted in decreased amortization charges during the 1998 period as compared to the prior year.

The provision for credit losses increased from $1.0 million for the three months ended June 30, 1998 to $2.7 million for the comparative period in 1999, representing an increase of 170%. This increase was due to increased originations and an increase in the provision rate, as a percentage of originations from 1% in 1998 to 2% in 1999.

Other general and administrative expenses increased from $2.4 million for the three months ended June 30, 1998 to $3.7 million for the comparable period in 1999, representing an increase of 54%. The increase was due primarily to costs of moving into the new headquarters building, the amortization of goodwill associated with acquisitions, and increased professional fees related to the increased number of securitization facilities.

Total expenses increased from $7.2 million for the three months ended June 30, 1998 to $15.0 million for the comparable period in 1999, representing an increase of 108%.

As a result of the above factors, the Company reported net income of $4.0 million for the three months ended June 30, 1998 and a net loss of $3.4 million for the comparable period in 1999.

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

The following table sets forth the major components of the increase in cash and cash equivalents:

                                                          Six Months Ended June 30,
                                                        -----------------------------
                                                           1998              1999
                                                        (Unaudited)       (Unaudited)
                                                        -----------       -----------
        Net cash provided by operating activities .....  $ 172,387         $ 154,542
        Net cash used by investing activities .........   (136,175)         (251,941)
        Net cash provided (used) by financing
            activities ................................    (45,930)           94,460

                                                         ---------         ---------
        Net decrease in cash and cash equivalents .....  $  (9,718)        $  (2,939)
                                                         =========         =========

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support lease originations and satisfy line of credit repayment requirements. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 1999, cash and cash equivalents totaled $8.5 million or 2.5% of total assets. At June 30, 1999, the Company maintained various lines of credit which provided for immediately available advances of up to $205.5 million. Advances under these lines of credit totaled $172 million. In addition, the Company had a committed Cdn$135 million (US $89.5 million) securitization facility. Advances on this facility totaled US $35.5 million.

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

 COMMENCEMENT                                                              SUBORDINATION
     DATE              AMOUNT          RATING                AGENCY           LEVEL
 ------------     -------------       --------         ------------------  -------------
April 1992.....   $12.1 million          AA+           Duff & Phelps            20%
May 1993.......    10.6 million        AAA/Aaa         S&P/Moody's              13%
June 1994......    30.0 million        A-1/P-1         S&P/Moody's              13%
July 1995......    90.0 million        AAA/Aaa         S&P/Moody's               8%
February 1997..    61.6 million        AAA/Aaa         S&P/Moody's               8%
October 1997...    74.3 million        AAA/Aaa         Duff & Phelps             2%
March 1998 ....    86.0 million        AAA/BBB         Duff & Phelps/Fitch     2.5%
June 1998 .....   117.5 million        A-1/P-1         S&P/Moody's             0.0%
September 1998.    77.4 million         AAA/A          Duff & Phelps/Fitch     3.0%
December 1998..    67.5 million        A-1/P-1         S&P/Moody's             0.0%
March 1999.....   110.0 million         AAA/A          Duff & Phelps/Fitch     0.0%
                 --------------
     TOTAL.....  $737.0 million
                 ==============

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

The Company has been able to fund substantially all of its lease originations without impairing its working capital. Cash used for principal payments on notes payable is principally generated from the monthly lease payments, which are pledged as collateral for the notes.

Historically, the Company has structured its securitization facilities such that they would be considered sales under generally accepted accounting principles. As previously announced, the Company intends to reduce the use of such structured facilities and structure future facilities to be considered as debt transactions and retaining leases on its balance sheet. The primary effect under this change is there is no immediate recognition of gain upon the sale of the lease receivables, and income is recognized based on the net interest margin over the life of the receivables.

                           Part II. Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

        10.1 Employment and Noncompetition Agreement dated as of June 30, 1999 between Thomas J. Virgin and T & W Financial Services Company L.L.C.

        10.2 Amalgamation Agreement dated as of November 6, 1998 entered into among Accel Financial Group, Ltd., 802685 Alberta Ltd. and T&W Financial Services Company L.L.C.

        10.3 Amendment Agreement dated as of December 7, 1998 to Amalgamation Agreement dated as of November 6, 1998 entered into among Accel Financial Group, Ltd., 802685 Alberta Ltd. and T&W Financial Services Company L.L.C.

        10.4 Second Amendment Agreement dated January 29, 1999 to Amalgamation Agreement dated as of November 6, 1998 entered into among Accel Financial Group, Ltd., 802685 Alberta Ltd. and T&W Financial Services Company L.L.C.

        10.5 Third Amendment Agreement dated as of February 12, 1999 to Amalgamation Agreement dated as of November 6, 1998 entered into among Accel Financial Group, Ltd., 802685 Alberta Ltd. and T&W Financial Services Company L.L.C.

        10.6 Fourth Amendment Agreement dated as of March 1, 1999 to Amalgamation Agreement dated as of November 6, 1998 entered into among Accel Financial Group, Ltd., 802685 Alberta Ltd. and T&W Financial Services Company L.L.C.

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


                                        T & W Financial Corporation

        Date: August 12, 1999           By: /s/ Thomas J. Virgin
                                           -------------------------------------
                                           Thomas J. Virgin
                                           Senior Vice President,
                                           Chief Financial Officer