Form 10-Q
period 1999-09-30
T&W FINANCIAL CORP
filed 1999-11-16
CIK 1041077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO ______


                       COMMISSION FILE NUMBER 1-041077

                         T & W FINANCIAL CORPORATION

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          WASHINGTON                                       91-1844249
--------------------------------               ---------------------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)


              6416 PACIFIC HIGHWAY EAST, TACOMA, WASHINGTON         98424
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (253) 922-5164


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of November 12, 1999 was 8,431,334.

                           T & W FINANCIAL CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

PART I.  FINANCIAL STATEMENTS

Item 1.   Financial Statements                                                      Page
      a)  Consolidated Statements of Income for the three and nine months
          ended September 30, 1999 and 1998......................................     1

      b)  Consolidated Balance Sheets as of September 30, 1999 and December
          31, 1998  .............................................................     2

      c)  Consolidated Statements of Cash Flows for the nine months ended
          September 30, 1999 and 1998............................................     3

      d)  Consolidated Statements of Shareholders' Equity for the periods
          ended September 30, 1999 and December 31, 1998.........................     4

      e)  Notes to Interim Consolidated Financial Statements.....................     5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..................................................     8

PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K.......................................    14

Signature

                   T&W Financial Corporation and Subsidiaries
                       Consolidated Statements of Income
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               Three Months Ended September 30,  Nine Months Ended September 30,
                                               -------------------------------   -------------------------------
                                                   1999             1998             1999             1998
                                                 --------         --------         --------         --------
Revenues:
    Lease contract revenue                       $  9,839         $  4,421         $ 25,249         $ 12,975
    Gain on sale of leases                          5,548           10,725           14,628           25,754
    Fee income                                      1,339              839            3,120            1,729
    Servicing & Other Income                        1,183            1,456            2,832            3,632
                                                 --------         --------         --------         --------
         Total Revenues                            17,909           17,441           45,829           44,090
                                                 --------         --------         --------         --------
Expenses:
    Interest expense                                6,349            2,176           14,694            5,918
    Compensation and related expenses               3,545            1,992            9,740            4,264
    Amortization of initial direct cost             1,492            1,274            3,236            2,938
    Provision for credit losses                     2,153              883            7,326            2,311
    Other general and administrative
       expenses                                     4,117            2,759           10,666            5,733
                                                 --------         --------         --------         --------
                                                   17,656            9,084           45,662           21,164
                                                 --------         --------         --------         --------
    Income before minority interest
         and income taxes                             253            8,357              167           22,926
Minority Interest                                     (38)          (1,254)             (25)          (3,439)
                                                 --------         --------         --------         --------
    Income (loss) before income taxes                 215            7,103              142           19,487
Income Taxes                                         (120)          (2,556)            (258)          (7,015)
                                                 --------         --------         --------         --------
    Income (loss) available for preferred
         dividends                                     95            4,547             (116)          12,472
Preferred Stock Dividends                             (87)              --             (175)              --
                                                 --------         --------         --------         --------
    Net income (loss)                            $      8         $  4,547         $   (291)        $ 12,472
                                                 ========         ========         ========         ========
Earnings Per Share: Basic and Diluted            $   0.00         $   0.54         $  (0.03)        $   1.48
Weighted Average Number of shares of
    Common Stock and Common Stock
    Equivalents Outstanding                         8,422            8,400            8,409            8,400



                             See accompanying notes

                   T&W Financial Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                 (IN THOUSANDS)


                                                                September 30,   December 31,
                                                                    1999           1998
                                                                 (Unaudited)     (Audited)
                                                                -------------   -----------
Assets
      Cash and cash equivalents                                   $    366        $ 11,394
      Dealer floor plans                                             6,847           9,522
      Net investment in leases                                     228,320         167,516
      Securitization receivables                                    70,185          49,001
      Intangible assets, net                                        19,828           5,260
      Other assets                                                  19,520           8,343
                                                                  --------        --------
                Total Assets                                      $345,066        $251,036
                                                                  ========        ========
Liabilities
      Accounts payable and other accrued liabilities              $  4,215        $ 18,000
      Notes payable - recourse                                     219,893         103,758
      Notes payable - nonrecourse                                   15,417          29,624
      Security deposits                                             15,595          13,065
      Deferred income taxes                                         17,727          17,642
                                                                  --------        --------
                Total Liabilities                                  272,847         182,089
                                                                  --------        --------
Minority Interest                                                   10,234          11,271
                                                                  --------        --------
Commitments and Contingencies
Redeemable Preferred Stock of Subsidiary                             4,342              --
                                                                  --------        --------
Shareholders' Equity
      Preferred Stock                                                   --              --
      Common Stock and paid-in capital                              28,564          28,306
      Retained Earnings                                             29,079          29,370
                                                                  --------        --------
                Total Shareholders' Equity                          57,643          57,676
                                                                  --------        --------
                Total Liabilities and Shareholders' Equity        $345,066        $251,036
                                                                  ========        ========



See accompanying notes

                   T&W Financial Corporation and Subsidiaries
                           Consolidated Statements of Cash Flows

                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             Nine Months Ended September 30,
                                                                             ------------------------------
                                                                                  1999              1998
                                                                                ---------         ---------
Cash Flows From Operations
       Lease Payments Received                                                  $ 152,411         $  35,713
       Cash from Sale of Leases                                                   135,653           237,732
                                                                                ---------         ---------
                                                                                  288,064           273,445
       Operating Expenses                                                         (39,528)          (14,993)
       Interest Payments on Debt                                                  (14,694)           (5,918)
       Income Taxes Paid                                                             (173)               --
                                                                                ---------         ---------
       Net Cash Provided by Operating Activities                                  233,669           252,534
                                                                                ---------         ---------
Cash Flows From Investing Activities
       Purchase of Leased Equipment                                              (333,850)         (220,800)
       Net Repayments on Floor Plan                                                 2,675               293
       Cash Paid in Business Acquisition                                          (13,272)               --
       Cash Received in Acquisition, net of Cash Paid                               1,126                --
       Purchase of Equipment                                                         (992)             (732)
                                                                                ---------         ---------
       Net Cash Used by Investing Activities                                     (344,313)         (221,239)
                                                                                ---------         ---------
Cash Flows From Financing Activities
       Proceeds from Sale of Common Stock, net of costs                               258               146
       Borrowings Under Debt Agreements - Leases                                  377,964           201,528
       Borrowings Under Debt Agreements - Acquisitions                             20,000                --
       Principal Payments on Debt                                                (297,544)         (245,261)
       Distributions to Minority Interests                                         (1,062)             (309)
                                                                                ---------         ---------
       Net Cash Provided (Used) by Financing Activities                            99,616           (43,896)
                                                                                ---------         ---------
Net Decrease in Cash and Cash Equivalents                                         (11,028)          (12,601)
Cash and Cash Equivalents, beginning of period                                     11,394            16,619
                                                                                ---------         ---------
Cash and Cash Equivalents, end of period                                        $     366         $   4,018
                                                                                =========         =========
      Reconciliation of Net Income (Loss) to Net Cash Provided
         by Operating Activities
Net Income (Loss)                                                               $    (291)        $  12,472
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Amortization and depreciation                                                6,555             4,044
       Provision for credit losses                                                  7,326             2,311
       Gain on sale of leases                                                     (14,628)          (25,754)
       Minority interest                                                               25             3,439
       Deferred taxes                                                                  85             7,015
       Preferred dividends accrued                                                    175                --
       Lease payments received                                                    118,865            15,203
       Initial direct costs incurred                                               (3,706)           (3,425)
       Proceeds from sale of lease portfolio                                      135,653           237,732
       Debt Issue costs paid                                                       (2,490)             (786)
  Changes in assets and liabilities exclusive of the effects of business acquisitions:
          Increase in other assets                                                 (2,116)           (1,612)
          Net increase in security deposits                                         2,345             2,174
          Decrease in accounts payable and
           other accrued liabilities                                              (14,129)             (279)
                                                                                ---------         ---------
                                                                                $ 233,669         $ 252,534
                                                                                =========         =========



                             See accompanying notes

                   T&W Financial Corporation and Subsidiaries
                 Consolidated Statement of Shareholders' Equity

                                 (IN THOUSANDS)

                                                                  Common
                                                                 Stock and
                                                                  Paid in         Retained
                                                  Shares          Capital         Earnings         Total
                                                  ------          -------        ---------       --------
Balance at December 31, 1997 (Audited)              8,384        $ 28,117        $ 12,584         $ 40,701
  Issuance of common stock                             13             189                              189
  Net Income                                            *               *          16,786           16,786
                                                 --------        --------        --------         --------
Balance at December 31, 1998 (Audited)              8,397          28,306          29,370           57,676
     Issuance of common stock                          34             258                              258
     Net Loss                                           *               *            (291)            (291)
                                                 --------        --------        --------         --------
Balance at September 30, 1999 (Unaudited)           8,431        $ 28,564        $ 29,079         $ 57,643
                                                 ========        ========        ========         ========



                             See accompanying notes

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

                                            September 30, 1999      December 31, 1998
                                                (Unaudited)            (Audited)
                                            ------------------      -----------------
SECURITIZED:
Minimum lease payments receivable.....          $  83,444              $  36,349
Estimated residual value of leased
  equipment, net......................              6,953                  5,481
Unearned lease revenue ...............            (12,309)                (5,473)
                                                ---------              ---------
                                                   78,088                 36,357
                                                ---------              ---------
NOT SECURITIZED:
Minimum lease payments receivable.....            176,757                131,859
Estimated residual value of leased
  equipment, net......................              3,089                 16,370
Unearned lease revenue ...............            (30,029)               (20,021)
                                                ---------              ---------
                                                  149,817                128,208
                                                ---------              ---------
Allowance for credit losses ..........             (5,112)                (2,106)
Initial direct costs, net ............              5,527                  5,057
                                                ---------              ---------
     Net Investment in Leases ........          $ 228,320              $ 167,516
                                                =========              =========

The allowance for credit losses is maint ained at a level the Company believes is sufficient for estimated future losses related to uncollectible lease receivables. A summary of activity in the allowance for credit losses account is as follows (in thousands):


                                                      Nine Months ended       Year ended
                                                      September 30, 1999    December 31, 1998
                                                        (Unaudited)              (Audited)
                                                      ------------------    ------------------
BALANCE, beginning ........................               $ 2,106                $ 1,235
Provision for credit losses ...............                 7,326                  5,249
Charge-offs ...............................                (4,325)                (2,875)
Recoveries ................................                   236                    454
Additional allowance related to leases
  acquired through business combinations ..                   769                     --
Allowance allocated to leases sold ........                (1,000)                (1,957)
                                                          -------                -------
BALANCE, ending ...........................               $ 5,112                $ 2,106
                                                          =======                =======

NOTE 3.  NOTES PAYABLE - RECOURSE

Notes payable for which the lender has recourse against the Company are secured by guarantees of certain shareholders of the Company and for lines of credit borrowings, underlying pledged leases and dealer floor plans, and are summarized as follows (in thousands):

                                                                                              September 30,       December 31,
                                                                                                  1999               1998
                                                                                               (Unaudited)         (Audited)
                                                                                               -----------        ------------
      US DOLLAR OBLIGATIONS
      Payable to bank drawn on a $75 million credit facility, interest payable monthly at prime for the base rate portion ($50 million outstanding at
        September 30, 1999) and at 1.5% above 30 LIBOR for the alternative rate portion ($25 million outstanding at September 30, 1999) (8.25% and 6.94%,
        respectively at September 30, 1999), due November 1999                                   $ 75,000           $ 60,000

      Payable to bank drawn on a $15 million credit line, interest payable monthly at 1.5% above 30 day LIBOR, due as payments are made on underlying
        leases (last lease payment due October 2001)                                                   --                240

      Payable to bank drawn on a $3 million credit line, interest payable
        monthly at 1% over prime (9.25% at September 30, 1999), due August 2000                     3,000              1,750

      Payable to bank drawn on a $7.5 million credit line, interest payable monthly at 2.0% above 30 day LIBOR (7.44% at September 30, 1999), due upon
        demand                                                                                      7,117              6,645

      Payable to financial institution, drawn on a $125 million credit line, interest payable monthly at 1.25% above 30 day LIBOR (6.62% at September
        30, 1999), due August 2000                                                                 47,916              1,523

      Payable to financial institution, drawn on a $20 million credit line, interest payable monthly at 6.0% above 30 day LIBOR (11.37% at September
        30, 1999), due December 1999, secured by securitization receivables                        20,000                 --

      Lease payable to finance company, payments due monthly at $62,260 interest
        at an implicit rate of 7.67%, due June 2002                                                 1,837                 --

      Acquisition notes payable, interest at 8%, $1 million paid January, 1999, with remaining principal and interest due quarterly to 2007, net of imputed interest discount of $225,000 and $194,000 at September 30,1999
        and December 31, 1998, respectively                                                         3,269              4,487
                                                                                                 --------           --------
                                                                                                  158,139             74,645
                                                                                                 --------           --------

      CANADIAN DOLLAR OBLIGATIONS
      Payable to bank drawn on a Cdn$30 million credit line (temporarily increased to Cdn$40 million at December 31, 1998) interest payable monthly
        at 0.75% above prime (7.0% at September 30, 1999), due September, 2000                      7,171             25,155

      Payable to bank drawn on a Cdn$135 million securitization facility interest payable monthly at 5.76%, due as payments are made on underlying
        leases (last lease payment scheduled April 2005)                                           50,745                 --

      Payable to bank drawn on a Cdn$3 million credit line, interest payable
        monthly at 7.25%, due on demand                                                             1,925                 --

      Payable lease, interest payable monthly at 12.5%, due December 2000                             454                 --

      Debenture, interest payable quarterly at 9%, due December 31, 1999                              228                 --

      Debenture, interest payable quarterly at 9%, due October 1, 2004                              1,190                 --

      Other                                                                                            41                 --

      Loan payable to affiliate with interest imputed at 8%, due 2003                                  --              3,958
                                                                                                 --------           --------
                                                                                                   61,754             29,113
                                                                                                 --------           --------
                                                                                                 $219,893           $103,758
                                                                                                 ========           ========

NOTE 4.  SECURITIZATIONS

On September 30, 1999 the Company funded $62 million into a $225 million securitization facility. The securitization facility was privately placed with a major financial institution on an interim basis and is anticipated to be funded on a permanent basis in a private placement during the first quarter of 2000. In connection therewith, SPEs were formed to issue lease-backed notes. Pursuant to terms of the facility, the Company sells and transfers pools of leases to the first SPE, which then sells and transfers rights and pledges an interest in the leased equipment to a second SPE. The Company retains servicing rights for which it receives monthly servicing fee income. The Company accounted for such transaction for financial reporting purposes as a sale of the lease interests.

In May 1999 and September 1999, Onset Capital Corporation, a Canadian joint venture, completed its second and third securitizations for Cdn$20.2 million (US$13.4 million) and Cdn$30.6 million (US$20.8 million), respectively. The facility is structured by CIBC Wood Gundy, the investment banking arm of Canadian Imperial Bank of Canada. These are the second and third securitizations of an overall committed facility for Cdn$135 million (US$89.5 million). Under this facility, the initial cash flows to the Company are considered debt under generally accepted accounting principles and there is no immediate recognition of gain from the sale of the lease receivables. The Company will recognize the net interest margin over the lives of the leases.

NOTE 5.  ACQUISITION AND REDEEMABLE PREFERRED STOCK

In April 1999, the Company completed the stock acquisition of Accel Financial Group ("AFG"), a Canadian financial services company and joint venture partner in Onset for Cdn$2.50 per share, (US$13.2 million cash). Additionally, in connection with the acquisition, 2,603,287 shares of AFG common stock were converted to 2,603,287 shares of Class B Redeemable Preferred Stock of TWFC Financial Holdings Ltd. ("LTD"), a subsidiary of TWFSC, at Cdn$2.50, (US$4.3 million).

The Class B Preferred Stock is non voting, has no par value, has liquidation preferences at Cdn$2.50, and is redeemable at the rate of 10% a year for 10 years at a redemption price of Cdn$2.50 per share. Dividends on the Class B Stock are payable quarterly at the rate of 8% per year and in preference to any dividends on LTD's common stock. In the event of any liquidation, dissolution or winding up of LTD, the holders of the outstanding shares of Class B Redeemable Preferred Stock shall be entitled to be paid an amount equal to the face value per share held before any sums shall be paid or assets distributed to the holders of the common stock. If assets are insufficient to fully liquidate the Redeemable Preferred Stock, then a pro-rata liquidation will be made. Holders of Redeemable Preferred Stock are not entitled to vote on matters submitted to the common shareholders of LTD unless required by Yukon law. TWFSC has guaranteed the payment of all preferred dividends and the mandatory redemptions of the Class B Preferred Stock of LTD.

NOTE 6.  RELATED PARTY TRANSACTIONS AND SUBSEQUENT EVENTS

At September 30, 1999, the Company had advanced P.L.M. Consulting Group, L.L.C. ("PLM"), a company owned by four members of Company's Senior management, approximately $4.7 million (the "PLM Receivable"). Subsequent to September 30, PLM repaid approximately $2.1 million of the outstanding amount. The PLM Receivable is included in the Company's balance sheet in other assets.

On November 3, 1999, the Company completed the $40 million initial phase of its planned $75 million lease funding facility with Bank of America, N.A. On November 9, 1999, a majority owned joint venture of the company received a commitment on a $150 million warehouse lease funding facility from a major financial institution.

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

The Company's forward looking statements are based primarily on the Company's current expectations and are subject to a number of risks and uncertainties. Important factors to consider in evaluating the Company's forward looking statements include (1) the Company's ability to find adequate sources to fund its continued operations, including payment of its obligations and lease fundings; (2) the Company's ability to reduce its use of gain on sale accounting, to manage growth and credit risk and to integrate new technologies;
(3) the level of credit enhancement required by rating agencies to achieve investment grade status for debt securities issued by the special purpose entities or owner trusts which purchase leases from the Company (the "SPEs");
(4) the collectability of securitization receivables which represent the excess cash flows anticipated by the SPEs; (5) the Company's ability to integrate acquisitions successfully; (6) the Company's ability to attract and retain qualified management personnel; (7) the existence of a market for used equipment that must be sold or re-leased to recover the residual value of such equipment recorded by the Company, when guarantors of the residual values cannot satisfy their obligations to the Company; (8) the Company's ability to create and maintain relationships with equipment providers and referral sources to generate sufficient origination volume; and (9) the ability of lessees to comply with the terms of their leases so these leases may qualify to serve as collateral under the Company's bank lines of credit or as part of the lease pool under the Company's securitization facilities. In view of the risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will, in fact, have the results indicated, and accordingly, the actual results of the Company may differ materially from those indicated by such forward-looking statements.

OVERVIEW

This report should be read in conjunction with the Company's audited annual report (Form 10-K) for the year ended December 31, 1998 which has additional information and disclosures that will assist the reader in understanding the Company, the financial statements presented and the analysis that follows.


                                                    FOR THE THREE MONTHS          AS OF OR FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                         (UNAUDITED)                       (UNAUDITED)
                                                     1999           1998             1999                1998
                                                    -------        -------        -----------         -----------
OPERATING DATA:
Lease financing Receivables Originated
  Number of contracts ..........................      2,898            954              8,426               2,858
  Lease originations(1) ........................    $92,731        $83,800        $   333,850         $   220,800

Leases serviced Number of contracts ............                                       20,836              10,894
  Portfolio of leases serviced(2) ..............                                  $   792,246         $   476,019
  Average portfolio yield(3) ...................                                         12.2%               12.8%

Credit quality statistics Delinquencies as a                                             3.74%               2.27%
  Percentage of portfolio of leases serviced
    31--60 days ................................
    61--90 days ................................                                         0.79%               0.96%
    91--120 days ...............................                                         1.17%               0.55%
    Over 120 days ..............................                                         2.41%               0.77%
                                                                                  -----------         -----------
         Total .................................                                         8.11%               4.55%
                                                                                  ===========         ===========
  Net charge-offs(4) ...........................                                         0.90%               0.45%

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

RESULTS OF OPERATIONS

The Company's revenues comprise lease contract revenue, gain on sale of leases, fee income, and servicing and other income. Lease contract revenue is the revenue recognized from the net investment in leases held. Gain on sale of leases is the revenue recognized under sale treatment for leases securitized. Fee income represents security deposits which are recognized as income upon lease expirations and commitment fees received upon the origination of leases. Servicing and other income includes normal servicing fees, interest income and amounts received from the owner trust relating to interest rate collar agreements.

The Company's expenses comprise interest expense, compensation and related expenses, amortization of initial direct costs, provisions for credit losses and other general and administrative expenses. Interest expense includes the expense related to notes payable and the amortization of related debt issuance costs. Compensation and related expenses include salaries and bonuses for employees and management fees to affiliates. Amortization of initial direct costs relates to costs associated with originating leases, including commissions, which are amortized over the period of the leases. Provisions for credit losses are provided based on estimated future credit losses. Other general and administrative expenses include trustee, legal and other professional fees, and occupancy and other office-related expenses.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

Leases originated increased from $220.8 million for the nine months ended September 30, 1998 to $333.9 million for the comparable period in 1999, representing an increase of 51.2%. The portfolio of leases serviced increased from $476.0 million at September 30, 1998 to $792.2 million at September 30, 1999, representing an increase of 66.4%. This increase was due to the increase in lease originations for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

Lease contract revenue increased from $13.0 million for the nine months ended September 30, 1998 to $25.2 million for the comparable period in 1999, representing an increase of 93.8% due primarily to an increased average net investment in leases owned during the 1999 period.

Gain on sale of leases decreased from $25.8 million for the nine months ended September 30, 1998 to $14.6 million for the comparable period in 1999 representing a decrease of 43.4%. The decrease is primarily due to management's decision to migrate away from gain on sale accounting and retain more assets on the balance sheet.

Fee income increased from $1.7 million for the nine months ended September 30, 1998 to $3.1 million for the comparable period in 1999, representing an increase of 82.4%. This change was due primarily to the Company's increased number of lease originations and an increase in the lease portfolio.

Servicing and other income decreased from $3.6 million for the nine months ended September 30, 1998 to $2.8 million for the comparable period in 1999, representing a decrease of 22.2%, as a result of reduced interest income due to a decrease in the level of interest-earning funds.

Total revenues increased from $44.1 million for the nine months ended September 30, 1998 to $45.8 million for the comparable period in 1999, representing an increase of 3.9% as a result of the net changes discussed above.

Interest expense increased from $5.9 million for the nine months ended September 30, 1998 to $14.7 million for the comparable period in 1999, representing an increase of 149.2%. The increase was due to increased average borrowings outstanding during the 1999 period as compared to the prior year, and increase in the weighted average interest rate on borrowed funds.

Compensation and related expenses increased from $4.3 million for the nine months ended September 30, 1998 to $9.7 million for the comparable period in 1999, representing an increase of 125.6%. The increase was due primarily to the increase in the number of employees as the Company continues to increase its portfolio of leases serviced. In October, 1999, the Company eliminated approximately 25% of its workforce in order to reduce operating expenses.

The provision for credit losses increased from $2.3 million for the nine months ended September 30, 1998 to $7.3 million for the comparative period in 1999, representing an increase of 217.4%. This increase was due to increased originations and an increase in the provision rate, as a percentage of originations from 1% in 1998 to 2% in 1999. Net charge-offs increased to .90% for the nine months ended September 30, 1999. The increase results primarily from a larger credit that was written off during third quarter. Delinquencies were up as a result of the change in business mix and also as a result of certain delinquent vehicle leases. The delinquencies on vehicle leases included leases with remarketing agreements with the vehicle manufacturer. During the remarketing period, the subject leases are recorded as delinquent. At September 30, 1999, this resulted in approximately .11% of the increase.

Other general and administrative expenses increased from $5.7 million for the nine months ended September 30, 1998 to $10.7 million for the comparable period in 1999, representing an increase of 87.7%. The increase was due primarily to increased occupancy and related costs associated with supporting the Company's growth and from the amortization of goodwill associated with acquisitions.

Total expenses increased from $21.2 million for the nine months ended September 30, 1998 to $45.7 million for the comparable period in 1999, representing an increase of 115.6%.

As a result of the above factors, the Company reported net income of $12.5 million for the nine months ended September 30, 1998 and a net loss of $291,000 for the comparable period in 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

Leases originated increased from $83.8 million for the three months ended September 30, 1998 to $92.7 million for the comparable period in 1999, representing an increase of 10.6%. The portfolio of leases serviced increased from $476.0 million at September 30,1998 to $792.2 million at September 30, 1999, representing an increase of 66.4%. This increase was due to lease originations increasing at a greater rate than the pay-down on leases.

Lease contract revenue increased from $4.4 million for the three months ended September 30, 1998 to $9.8 million for the comparable period in 1999, representing an increase of 122.7% due primarily to the increase average net investment in leases during 1999 as the Company continues to retain more leases.

As described above, the Company's securitizations have predominantly been structured as sales for financial reporting purposes, rather than as financing transactions as was the case in prior years. During the three months ended September 30, 1998, the Company recognized a gain on sale of $10.7 million compared to $5.5 million for the comparable period in 1999. Since the Company plans to begin to structure its securitizations as debt transactions and retaining leases on its balance sheet, it anticipates that gain on sale of leases will continue to decrease and lease contract revenue will increase in the future.

Fee income increased from $839,000 for the three months ended September 30, 1998 to $1.3 million for the comparable period in 1999, representing an increase of 54.9%. This increase was due primarily to the Company's increased level of originations during the comparable periods and the increase in the Company's retained lease portfolio.

Servicing and other income decreased from $1.5 million for the three months ended September 30, 1998 to $1.2 million for the comparable period in 1999, representing a decrease of 20.0%, due primarily to reduced interest income resulting from reduced levels of funds available to invest in other interest-earning assets.

Total revenues increased from $17.4 million for the three months ended September 30, 1998 to $17.9 million for the comparable period in 1999, representing an increase of 2.9%.

Interest expense increased from $2.2 million for the three months ended September 30, 1998 to $6.3 million for the comparable period in 1999, representing an increase of 186.4%. The increase was due to increased average borrowings outstanding during the 1999 period as compared to the prior year, and a higher weighted average interest rate on borrowings.

Compensation and related expenses increased from $2.0 million for the three months ended September 30, 1998 to $3.5 million for the comparable period in 1999, representing a decrease of 75.0%. The increase was due primarily to the increase in the number of employees as the Company continues to increase its portfolio of leases serviced. In October, 1999, the Company eliminated approximately 25% of its workforce in order to reduce operating expenses.

Amortization of initial direct costs increased from $1.3 million for the three months ended September 30, 1998 to $1.5 million for the comparable period in 1999, representing an increase of 15.4%. The increase was due primarily to an increase in the on balance sheet lease portfolio.

The provision for credit losses increased from $883,000 for the three months ended September 30, 1998 to $2.2 million for the comparative period in 1999, representing an increase of 149.2%. This increase was due to increased originations and an increase in the provision rate, as a percentage of originations from 1% in 1998 to 2% in 1999.

Other general and administrative expenses increased from $2.8 million for the three months ended September 30, 1998 to $4.1 million for the comparable period in 1999, representing an increase of 46.4%. The increase was due primarily to costs of moving into the new headquarters building, the amortization of goodwill associated with acquisitions, and increased professional fees related to the increased number of securitization facilities.

Total expenses increased from $9.1 million for the three months ended September 30, 1998 to $17.7 million for the comparable period in 1999, representing an increase of 94.8%.

As a result of the above factors, the Company reported net income of $4.5 million for the three months ended September 30, 1998 and $8,000 for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations require continued access to short-term and long-term sources of cash. In order to implement its business strategy, the Company primarily requires a substantial amount of cash in order to: (i) pay operating expenses; (ii) finance the purchase of equipment that it leases; (iii) pay the fees and expenses incurred in the securitization of leases; (iv) pay the fees and interest expense under its bank lines of credit; and (v) satisfy working capital requirements. These cash requirements, which have been satisfied through securitizations, bank borrowings and the initial public offering of the Company's stock, have increased as the Company's lease originations increased. No assurance can be given that the Company will have access to the capital markets in the future for equity or debt issuances or for securitizations or that financing through bank lines of credit or other means will be available on acceptable terms to satisfy the Company's cash requirements.

The following table sets forth the major components of the increase in cash and cash equivalents:

                                                                         Nine Months Ended
                                                                           September 30,
                                                                    --------------------------
                                                                       1999             1998
                                                                   (Unaudited)        (Unaudited)
                                                                    ---------         ---------
         Net cash provided by operating activities ............     $ 233,669         $ 252,534
         Net cash provided by (used) by investing activities ..      (344,313)         (221,239)
         Net cash provided (used) by financing activities .....        99,616           (43,896)
                                                                    ---------         ---------
         Net decrease in cash and cash equivalents ............     $ (11,028)        $ (12,601)
                                                                    =========         =========

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support lease originations and satisfy line of credit repayment requirements. At September 30, 1999, cash and cash equivalents totaled $366,000 or .1% of total assets. The Company's operating income has been insufficient to fund the cost of operations resulting from its continuing growth. To meet its obligations, the Company must seek sources of financing other than operating income and reduce its rate of growth. The Company anticipates that it will require at least approximately $10 million by November 30, 1999, which amount it is attempting to obtain from a variety of sources, including but not limited to, the sale of the Company's stock, repayment of the PLM Receivable, the sale of certain portfolio assets and additional borrowings. In addition, the Company is reducing its rate of growth and cutting expenses as previously described.

CREDIT FACILITIES

The Company uses secured revolving credit and term loan facilities provided by various banks and lenders to fund the acquisition and origination of leases. At September 30, 1999, the Company maintained various lines of credit which provided for immediately available advances of up to $205.5 million. Advances under these lines of credit totaled $153 million. In addition, the Company had a committed Cdn$135 million (US $89.5 million) securitization facility. Advances on this facility totaled US $50.7 million.

As a result of migrating off gain on sale accounting, TWFSC and the Company have failed to meet certain minimum interest coverage ratios as required by certain loan agreements that were entered into prior to commencing such migration. The lenders have not declared TWFSC or the Company in default and have allowed TWFSC and the Company to remain in technical breach of these agreements. The Company is attempting to renegotiate certain provisions of the applicable loan agreements that will establish an appropriate benchmark for the interest coverage ratio calculation to reflect the fact that the Company no longer employs gain on sale accounting to the extent that it did when the loan agreements were executed. If the lenders declare a default under any of the applicable loan agreements, the Company's ability to continue operations would be jeopardized.

The Company's warehouse line of credit with First Union National Bank matures on November 24, 1999 at which time the remaining balance of the line of credit must be paid in full. As of November 15, 1999, the remaining balance of the loan is approximately $55 million. The Company has asked First Union to extend this line of credit through December 31, 1999. If the extension is not obtained, the Company could be declared in default of the Credit Agreement, which in turn, could lead to defaults under other loan agreements and the Company's ability to continue operations would be jeopardized.

To address its obligations to repay First Union, the Company is pursuing the following steps. The Company is having discussions with local financial institutions to with regard to their participation in the Company's $40 million warehouse facility with Bank of America. A portion of the additional capacity may be used to repay a portion of the First Union loan. Also, Bank One, N.A. has issued a commitment letter to TWFSC's joint venture subsidiary, Prime One Capital Company L.L.C., to establish a $150 million warehouse line of credit for its commercial auto leases. The Company anticipates that approximately $50 million of the line will be available in mid-December and $30 million of such line will be used to repay its obligation to First Union. In addition, the Company is pursuing certain portfolio sales.

SECURITIZATIONS

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

      COMMENCEMENT                                                                             SUBORDINATION
          DATE                      AMOUNT          RATING               AGENCY                    LEVEL
--------------------------     --------------      --------        ---------------------       -------------
April 1992...............      $  12.1 million       AA+           Duff & Phelps                      20%
May 1993.................         10.6 million     AAA/Aaa         S&P/Moody's                        13%
June 1994................         30.0 million     A-1/P-1         S&P/Moody's                        13%
July 1995................         90.0 million     AAA/Aaa         S&P/Moody's                         8%
February 1997............         61.6 million     AAA/Aaa         S&P/Moody's                         8%
October 1997.............         74.3 million     AAA/Aaa         Duff & Phelps                       2%
March 1998...............         86.0 million     AAA/BBB         Duff & Phelps/Fitch               2.5%
June 1998................        117.5 million     A-1/P-1         S&P/Moody's                       0.0%
September 1998...........         77.4 million      AAA/A          Duff & Phelps/Fitch               3.0%
December 1998............         67.5 million     A-1/P-1         S&P/Moody's                       0.0%
March 1999...............        110.0 million      AAA/A          Duff & Phelps/Fitch               0.0%
                               ---------------
     TOTAL...............      $ 737.0 million
                               ===============

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

On October 22, 1999, the Company's operating subsidiary, TWFSC, in its capacity as servicer, received a notice of default from Norwest Bank Minnesota, N.A., in its capacity as trustee, for an alleged failure to meet certain terms of an agreement pursuant to which TWFSC services securitized leases originated by itself and its affiliates. Management believes that the alleged default was remedied on the date of receipt of the notice, and systems, including a lockbox arrangement, have been established by TWFSC to avoid the circumstances giving rise to any such alleged default in the future.

The Company continues to move toward the closing of a securitization facility in an amount of $225 million. The terms of the securitization permit the securitization of substantially all of the leases originated by TWFSC and its affiliates. Lehman Brothers is underwriting the securitization and the Company anticipates that it will close no later than the second week of December, 1999.

                           Part II. Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

        11.   Computation of Earnings Per Share is on page 4.

        27.   Financial Data Schedule.

(B)     REPORTS ON FORM 8-K

        On September 10, 1999, T & W Financial Corporation (the "Company") filed a report on Form 8-K to report that the Company has entered into an amended and restated agreement with P.L.M. Consulting Group, L.L.C. and its members effective July 1, 1999 (the "Agreement"). Pursuant to the Agreement, P.L.M. provides the Company with the services of Michael A. Price, Thomas W. Price, Paul B. Luke and Kenneth W. McCarthy, Jr. to act as executive officers of T&W Financial Corporation. Under the Agreement, P.L.M. is entitled to an annual base fee of $1,260,000 and an incentive fee with respect to each calendar quarter based on the Company's Return on Average Managed Assets as adjusted annually by the performance of the Company's common stock as more fully described in the Agreement.


ITEMS 1 THROUGH 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              T & W Financial Corporation

           Date: November 15, 1999            By: /s/ Thomas J. Virgin
                                              Thomas J. Virgin
                                              Senior Vice President,
                                              Chief Financial Officer